Form 10-K
period 2021-12-31
Strategic Education, Inc.
filed 2022-02-28
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion.
The total number of shares of common stock outstanding as of January 28, 2022 was 24,592,098.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2021 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•our ability to implement our growth strategy;
•the risk that the combined company may experience difficulty integrating employees or operations;
•risks associated with the ability of our students to finance their education in a timely manner; and
•general economic and market conditions.
You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Item 1A. Risk Factors below and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements, except as required by law.
References to “we,” “us,” “our,” “Strategic Education,” “SEI” and the “Company” refer to Strategic Education, Inc., together with our consolidated subsidiaries, unless the context suggests otherwise.

Item 1.    Business
Overview
Strategic Education, Inc. (“SEI,” “we,” “us,” or “our”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education located in the United States, as well as Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations emphasize relationships through our Education Technology Services segment (formerly called the Alternative Learning segment) with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs.
We generated net revenue of $1.1 billion in 2021. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”), pursuant to the sale and purchase agreement dated July 29, 2020. ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. We believe ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as us. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students.
As of December 31, 2021, our reportable segments consisted of the following:
U.S. Higher Education Segment
Strayer University
Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at physical campuses, predominantly located in the eastern United States, and online. Strayer University also offers an executive MBA online through the Jack Welch Management Institute (“JWMI”), which was acquired in December 2011. JWMI is a Top-25 Princeton Review-ranked online MBA program. Strayer University also offers non-degree web and mobile application development courses through Hackbright Academy (“Hackbright”) and Devmountain.
Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), a higher education institutional accrediting agency recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students with flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.
Capella University
Founded in 1993, Capella University is an online post-secondary education institution that offers a variety of bachelor's, master's, and doctoral degree programs primarily delivered to working adults. Capella University’s program offerings span the following primary disciplines: arts and sciences; business and technology; counseling and human services; education; nursing and health sciences; psychology; and public service leadership.
Capella University is accredited by the Higher Learning Commission (the “Higher Learning Commission” or “HLC”), a higher education institutional accrediting agency recognized by the Department of Education. Capella University focuses on master's and doctoral degrees, with approximately 65% of its students enrolled in a master’s or doctoral degree program. Its academic offerings are built with competency-based curricula and designed to demonstrate competencies through real-world, authentic assessments delivered in an online format that is both convenient and flexible.

Australia/New Zealand Segment
Founded in 2013, Torrens University is the only investor-funded University in Australia. Torrens University offers undergraduate, graduate, higher degree by research, and specialized degree courses primarily in five fields of study: business, design and creative technology, health, hospitality, and education. Courses are offered both online and on physical campuses. Torrens University is registered with the Tertiary Education Quality and Standards Agency (“TEQSA”), the regulator for higher education providers and universities throughout Australia, as an Australian University that is authorized to self-accredit its courses.
Think Education is a vocational registered training organization and accredited higher education provider in Australia. Think Education delivers education at several campuses in Sydney, Melbourne, Brisbane, and Adelaide as well as through online study. Think Education and its colleges are accredited in Australia by TEQSA and the Australian Skills Quality Authority (“ASQA”), the regulator for vocational education and training organizations that operate in Australia.
Media Design School is a globally recognized private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority (“NZQA”), the organization responsible for the quality assurance of non-university tertiary training providers.
Education Technology Services Segment
Our Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services division are an important source of student enrollment for Strayer University and Capella University, and the majority of the revenue attributed to the Education Technology Services division is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables lower cost education benefits programs through the use of low-cost online general education courses recommended by the American Council on Education for credit at other colleges and universities.
Industry Background
The United States market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, the total number of post-secondary students enrolled as of the fall of 2020 was 19.4 million, reflecting a 10.4% decrease from record enrollment in the fall of 2010. Approximately 1.3 million of these students attended proprietary institutions. Controversy about the cost of higher education, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. Further, the COVID-19 pandemic has significantly reduced the number of students enrolled in post-secondary education institutions in recent years. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 2.5% and 2.7% in the fall of 2020 and 2021, respectively. Enrollment at proprietary colleges increased 5.3% in the fall of 2020 and declined 9.3% in the fall 2021. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.
Notwithstanding weaker demand dynamics over the past few years, including the more recent impact on enrollment resulting from the COVID-19 pandemic, we believe that over time, demand for post-secondary education in the United States will increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 61.6 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 34.0 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:
•increasing demand by employers for certain types of professional and skilled workers;
•growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.7 million in 2021-2022, according to the National Center for Education Statistics;
•the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;
•a number of initiatives underway to reduce the cost of a post-secondary education; and
•continued demand from working adults for programs offered by accredited institutions.

Prior to the COVID-19 pandemic and the corresponding closure of Australia's borders, the Australian higher education market experienced consistent growth. In 2019, Australian higher education enrollments totaled approximately 1.6 million, compared to 1.1 million in 2009, resulting in a 42% increase in total enrollments over the 10 year period. The number of international students enrolled in Australian higher education institutions grew from 0.3 million in 2009 to 0.5 million in 2019. The Australian higher education market is expected to continue growing in the coming years, with a significant share of growth expected from international students. However, due to Australia closing its borders in response to the COVID-19 pandemic, international enrollments have declined in recent years and will likely not return to growth until Australia's borders are fully reopened.
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
Company Strengths
We have a track record of providing practical and convenient education programs and solutions for working adults, employers, and recent high school graduates. Following our merger with Capella Education Company and our acquisition of ANZ, we have retained the individual strengths of our independently operated universities while creating a combined corporate and shared-service platform and best practice sharing, both of which help us deliver significant benefits to students. We believe the following strengths position us to capitalize on the demand for post-secondary education:
•Focus on Innovation. We value innovation and actively invest in the educational experience to improve student success and employment outcomes, while also addressing challenges including the affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities, Strayer University’s video, simulation and content capabilities, and Torrens University's virtual career expo are examples of this drive to transform education delivery and learning by working adults. As a combined Company, the Universities can leverage these transformational capabilities.
•Consistent operating history. Strayer University, Capella University, and Torrens University have been in continuous operation since 1892, 1993, and 2013, respectively, and all three institutions have demonstrated an ability to operate consistently and grow profitably. The combined Company has continued this track record, with a broader, more diversified product offering, a balanced revenue mix, cost and revenue synergies, and greater scale.
•Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. We have a diversified program portfolio that includes Strayer University’s programs in business, including the Jack Welch Management Institute, accounting, economics and information technology, Capella University’s competency-based programs in healthcare and counseling, as well as a robust doctoral portfolio, and ANZ's post-graduate programs in business administration, information systems and public health, its renowned Blue Mountains International Hotel Management and Billy Blue Design schools, accredited nursing bachelor's degree and award-winning creative and digital technology qualifications. This program diversity helps us better meet the educational needs of students in the modern economy.

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
•Flexible program offerings. We offer flexible programs that allow students to attend classes and complete coursework during the day, in the evening, and on weekends throughout the calendar year at the student's convenience through our comprehensive online program offerings.
•Attractive and convenient campus locations. Physical presences continue to be an important strength for us, notwithstanding the fact that the vast majority of academic activity occurs online. Strayer University has campuses and campus centers that are attractive and modern, offering conducive learning environments in convenient locations, and provide many online students with a physical location to study and to meet with admissions officers and academic advisors. These physical campuses and campus centers are unique in comparison to most online education programs and positions Strayer University to support its online learners more effectively. ANZ campuses are located in central business districts of major cities across Australia and New Zealand, with accessibility and proximity to industry partners, and offer a focused and personal learning experience to their students.
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
•Address affordability — Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, we have implemented various initiatives to make our programs more affordable. For example, through the Graduation Fund at Strayer University, qualifying students enrolled in a bachelor’s or master's degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Additionally, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. The Universities have also instituted various other tuition reductions and scholarships. Through the Sophia Learning education platform, we provide low-cost online general education courses recommended by the American Council on Education for credit at other colleges and universities, which can dramatically lower the cost of getting a degree. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We are also focused on deploying new, more aggressive technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition.

•Establish new platforms for growth — We are continuously looking for new ways to leverage our existing resources and capabilities to accelerate growth and expand benefits to our students through our best-in-class processes and practices and through opportunistic business combinations. In 2018, we launched SEI Ventures, which is a seed-stage venture fund that supports pioneering education tech start-ups focused on transformational technologies that improve student success. In addition to providing capital, the venture fund offers portfolio companies the opportunity to pilot technologies at our U.S. based universities and our coding boot camps, subject to compliance with applicable laws. We also continue to develop new programs and concentrations. We are actively building relationships with employers to create employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate and degree programs. These relationships are an important source of corporate-funded enrollment for Strayer University and Capella University. Our Workforce Edge platform, which provides a full-service education benefits administration solution to employers, is also positioned to drive enrollment in our universities that is less reliant on federal funding.
•Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.
U.S. Higher Education (“USHE”) Segment
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Strayer University and Capella University (the “USHE Universities”), including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also offers non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are units of Strayer University.
Student Profile
The following is a breakdown of students by program level enrolled in the USHE Universities as of the 2021 fall term:

Program	Strayer University students	Capella University students	Total USHE students	Percentage of USHE students
Bachelor’s	30,420	13,170	43,590	55%
Master’s	6,707	18,537	25,244	32%
Doctoral	—	7,778	7,778	10%
Associate's	1,266	—	1,266	2%
Other*	59	784	843	1%
Total Students	38,452	40,269	78,721	100%
___________________________________________________________
*Other primarily comprised of students enrolled in certificate programs.
The USHE segment has a very diverse student population. Of the students enrolled in the USHE Universities programs as of the 2021 fall term, approximately 70% were age 31 or older, approximately 81% were engaged in part-time study, approximately 77% were female, and approximately 58% of students self-reporting their ethnicity were minorities.
The USHE business is seasonal, and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.
Strayer University
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business, information technology, education, health services administration, public administration, and criminal justice at physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission, a higher education institutional accrediting agency recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students more flexibility and convenience.

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
Faculty
Strayer University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their fields, and are enthusiastic and committed to teaching working adults. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts only on teaching and student support, and not on research and/or publishing. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Certain high-performing faculty have been promoted into what we call “10x” teaching roles where they are provided with new technology and support resources that enable them to teach much larger class cohorts than was previously possible.
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
Student Admissions
Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development (“GED”) Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to give them the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math prior to the first quarter’s registration.
International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.
Tuition and Fees
Strayer University charges tuition by the course. Tuition rates vary based on degree level and program. In addition, tuition rates may vary in states with specific regulations governing tuition costs. Tuition rates are reviewed at least annually. Year-over-year tuition adjustments are specific to the degree level or program and depend on market conditions, program differentiation or changes in operating costs associated with the degree level or program
Strayer University offers scholarships and tuition discounts to students under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements. One of these programs, the Graduation Fund, offers a student in a bachelor’s or master's program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student who has no transfer credit, seeks to obtain a bachelor’s degree in four years, and is eligible for the Graduation Fund will pay on average approximately $11,000 per year in tuition.
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
Capella University
Capella University is an institution of higher learning that offers a variety of doctoral, master’s, and bachelor’s degree programs, primarily for working adults. Capella University is accredited by the Higher Learning Commission, a higher education institutional accrediting agency recognized by the Department of Education. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult students develop specific competencies they can apply in their workplace.

Curriculum
Capella University’s program offerings span the following primary disciplines: arts and sciences; business and technology; counseling and human services; education; nursing and health sciences; psychology; and public service leadership. Capella University's GuidedPath credit-hour courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. Capella University offers new students in most programs the flexibility to begin the first course in their program of study at the beginning of any month. These students then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, students generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of courses last for ten weeks.
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
The primary exception to Capella University’s online format is for doctoral programs and for certain master’s degree programs related to professional licensure. These students participate in periodic residencies, year-in-residencies, and supervised practica and internships as a complement to their courses. Residencies typically last from four to 12 days and are required, on average, once per year for students in applicable programs. The supervised practica and internships vary in length based on the program in which the student is enrolled.
Capella University also offers certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for an undergraduate degree program, graduate degree program or on a stand-alone basis. The duration of certificate programs ranges from two quarters to approximately two years.
Faculty
Capella University hires faculty who have teaching and/or practitioner experience in their particular discipline and possess significant and appropriate academic credentials. The faculty consists of full-time academic administrators, core faculty and part-time faculty. The full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of curricula, to recruit and manage teaching faculty, and to maintain standards of accreditation. Faculty are supervised by academic leaders within their schools. Core faculty and part-time faculty teach courses, serve on curriculum or other relevant committees, work on curriculum development in their areas of expertise, and serve as comprehensive exam and dissertation mentors to doctoral students.
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
Within the academic, strategic and financial parameters set by the Board of Trustees, Capella University is managed on a daily basis by the Capella University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost and Senior Vice President of Academic Affairs of Capella University.
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
Tuition rates are reviewed at least annually. Year-over-year tuition adjustments are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations.
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

•    Corporate, healthcare and federal relationships with more than 800 large and mid-size organizations.
•    Educational relationships that encourage graduates of community colleges to enroll in Capella University undergraduate programs and faculty and administrators to enroll in Capella University graduate programs.
As of December 31, 2021, approximately 33% of Capella University students received a discount in connection with these programs.
Throughout the past several years, Capella University expanded and refined its offering of student success scholarships under a variety of different programs to promote affordability and encourage students to remain enrolled. Students must meet admission requirements, enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2021, approximately 15% of Capella University students were awarded a scholarship.
Career Development Services
Career counseling, job search advising, and career management support is provided by staff to all Capella University students and alumni. Career counselors interact with students and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development; curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help students gather occupational information and trends, access job postings and view sample job search documents. Enrollment counselors also assist with prospective students’ selection of the Capella University program and specialization that best suits their professional aspirations.
Australia/New Zealand Segment

The Australia/New Zealand segment is comprised of Torrens University, Think Education, and Media Design School (collectively the “ANZ Institutions”) that together offer undergraduate, graduate, higher degree by research, and specialized degree courses as well as vocational programs in Australia and New Zealand.
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
Curriculum
The ANZ Institutions offer undergraduate, graduate, higher degree by research, and specialized degree courses as well as vocational programs primarily focused in five key disciplines: business, design and creative technology, health, hospitality, and education. The variety of educational programs offered include both accredited and non-accredited courses that are offered online, in person at physical campuses, or a combination of online and in person. The ANZ Institutions have strong industry partnerships and design the majority of their courses in collaboration with these industry partners. Further, a significant portion of the teaching staff also work in the industry related to the subject/discipline in which they teach and are therefore industry-connected subject matter experts.
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
All new faculty are required to complete an academic on-boarding program, which includes an introduction to the institution they are joining. The on-boarding program is followed by a rolling schedule of training sessions and symposiums during the year addressing key topics relating to teaching and learning, thus enabling staff to continuously develop their skills and remain up-to-date with new developments. In addition, an Academic Professional Development program is available to all academic staff, which provides opportunities from core competency development to advanced teaching methodologies. These programs are delivered as formal trainings, national symposiums, online facilitated seminars, informal community-based professional learning events and access to a learning and teaching resource repository and network. In addition, all staff at the ANZ Institutions are able to take any course at the ANZ Institutions free of charge.
Organization of the ANZ Institutions
Each ANZ Institution has a local Governing Board, as well as an Academic Board that oversees all three institutions. The Governing Board meets at least quarterly and provides oversight of the management of the institutions, which includes providing input into strategic direction, risk management, academic governance, reporting and disclosure, performance, corporate governance and delegations. The Academic Board, on delegated authority from the Governing Board, has principal responsibility for quality assurance of all academic activities of the institutions, including the maintenance of high standards in teaching and scholarship. The Executive Leadership team oversees the operational leadership and strategic direction of the institutions with clear delegations and direction from each of the institution’s Governing Boards.
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
Student Admissions
Torrens University and Think Education (Australia)
Students enrolling in higher education undergraduate courses must satisfy minimum admission criteria and any course prerequisites. The admission requirements vary based on an applicant's current level of education and work experience. Students enrolling in higher education graduate courses must demonstrate their ability to undertake postgraduate studies in the proposed field. The admission criteria are course-specific and may include formal qualifications at the Australian Qualifications Framework (“AQF”) Level 7 or above, a combination of formal qualifications and relevant professional experience, or extensive high-level relevant professional experience. All applications for postgraduate courses are assessed on an individual basis. In addition, when applying for postgraduate study, applicants may be considered under the guidelines of Special Entry and Educational Access Schemes designed to broaden access to the University, address perceived disadvantage or encourage studies in particular disciplines. This group includes, but is not limited to, applicants with physical disabilities, applicants from geographically isolated areas, applicants with economically disadvantaged backgrounds and Aboriginal or Torres Strait Islander applicants.
Students enrolling in a vocational education and training program must meet minimum requirements for admission including any course specific requirements and English language requirements. In addition, domestic applicants who wish to access vocational education and training (“VET”) student loans will be assessed to establish if they have the aptitude to complete the qualification. Evidence to demonstrate this aptitude includes a completed Australian secondary education or equivalent, or a qualification at the level or below an applicant’s desired course according to the AQF.
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
Career Development Services
Career development services are offered through the Careers Connect platform, which is a digital platform available to students on-demand. Through the platform students can access resume and cover letter review services; search and apply for jobs; search and apply for volunteering, work-integrated learning, industry placements and virtual internships; complete virtual mock interviews; access online resources and webinars relating to job search, career planning, and graduate employment; and view and register for careers and industry-related events. The ANZ Institutions also partner with Forage and Practera to bring students free virtual work experience to help them build their employability skills. These short experiences, developed by global industry leaders, help students gain practical work skills and receive a certificate upon completion.
In addition, each student is assigned a Success Coach upon starting their course of study to help prepare and connect the student to their chosen industry. The Success Coach's focus is to improve the employability of each student by using their industry knowledge to maximize the impact of the student's application and presentation of their personal brand.
Education Technology Services Segment
Our Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services division are an important source of student enrollment for Strayer University and Capella University, and the majority of the revenue attributed to the Education Technology Services division is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables lower cost education benefits programs through the use of low-cost online general education courses recommended by the American Council on Education for credit at other colleges and universities.
Human Capital Resources
As of December 31, 2021, Strategic Education employed 3,742 full-time employees worldwide, of whom 903 were based outside of the U.S. In the U.S., the Company employed 2,839 full-time employees, including 376 full-time faculty members, and 2,463 non-faculty staff. Outside the U.S., the Company employed 245 full-time faculty members, and 658 non-faculty staff.
The following tables presents the gender representation of our U.S. and ANZ employees:

	U.S. employees	ANZ employees
Female	61%	62%
Male	38%	37%
Not Declared	1%	1%
The following table presents the race and ethnicity representation of our U.S. employees:

U.S. employees
Black or African American	21.4%
Hispanic or Latino	2.6%
Asian	4.6%
White	60.8%
Two or More Races	0.6%
Native Hawaiian or Other Pacific Islander	0.3%
American Indian or Alaska Native	0.9%
Not Declared	8.8%

SEI is committed to operating transparently and with the highest standards of integrity. Our guiding principles and leadership behaviors emphasize student-centric priorities and drive us as we continue to build a vibrant, diverse and inclusive culture. Recurring organization health surveys offer employees a way to share feedback with senior leaders on priorities, leadership culture, and the workplace, and are used to shape Company goals. The executive leadership team hosts frequent Company-wide town hall meetings and mentoring sessions that inform employees about the Company’s initiatives and results and provide insight on skills and attributes that drive success. The Company also supports numerous platforms for employee engagement, such as community and employee network groups which provide opportunities for employees to experience an inclusive community at SEI through development opportunities, informal mentoring and volunteering.
SEI honors and celebrates diversity, equity and inclusion (“DEI”) as core institutional principles. The Company is fully engaged in cultivating a diverse and inclusive workforce and environment that reflects all stakeholders. This activity is aligned with SEI’s commitment to advancing diversity in key roles. In 2019, the Company launched the CEO’s Council on Diversity, Equity, and Inclusion, an advisory council which is charged with promoting DEI initiatives across the organization. In 2021, we continued our focus on diversity, equity and inclusion initiatives and established a DEI Programs Team; appointed from amongst our leadership a Chief Diversity Officer for the Company; and the presidents of Strayer and Capella Universities appointed university-level Diversity Officers. The DEI Programs Team continues to shape and drive forward our enterprise diversity, equity, and inclusion strategy.
The Company is dedicated to attracting, developing and retaining top talent. SEI offers compensation and benefits that are market-competitive and performance-based. The compensation programs and policies reflect the Company’s commitment to reward performance that aligns with its values and priorities. SEI offers a comprehensive benefits package focused on ensuring our employees are empowered to maintain a healthy work-life balance, a healthy living lifestyle, and financial wellness. SEI's benefits package includes traditional health and wellness benefits, as well as programs to assist employees' in accumulating wealth through the Company sponsored 401(k) Plan and Employee Stock Purchase Plan in the United States and through the Company's contributions to the superannuation fund on behalf of employees in Australia. The Company also provides generous paid time off, a wellness plan, paid parental and military leave, as well as giving back & volunteer time.
SEI fosters the growth and career development of its employees by creating solutions that support employees to deliver high performance, grow their careers, and contribute to SEI’s mission to enable economic mobility of its students through education. The Company provides opportunities for eligible employees and dependents to attain and enhance their career goals through our Tuition Assistance Program, which provides generous financial support for undergraduate and graduate courses at Strayer University, including the Jack Welch Management Institute, Capella University, and continuing education through Sophia Learning. In addition, the Company provides support for faculty members and employees seeking to enhance their skills and knowledge through professional development opportunities and continuing education. Online learning resources are available that cover a broad range of skills, including leadership, professional development, innovation, communication and technology. The Company has also prioritized identifying high-performing employees to accelerate their development and foster a strong, diverse succession pipeline.
Environmental Responsibilities
SEI is dedicated to creating economic mobility for working adults through innovative learning programs. In our pursuit of this mission, we maintain physical locations to support our employees and students, and are committed to managing these facilities in a manner that minimizes the environmental impact in the communities where we work and live. The Company strives to uphold environmental practices that reduce climate change risks from energy consumption, greenhouse gas emissions, water usage, and waste generation. These practices include:
•Reducing the physical footprint of corporate offices and campuses reduces energy consumption, water usage, and waste generation
◦The Company's near-term goals include reducing the size of its overall footprint by more than 25% compared to the square footage occupied in 2020, by implementing more efficient workspace design and eliminating underused campus facilities.
•Reducing energy consumption, including from non-renewable energy resources
◦Strayer University and Capella University offer robust online curriculums, with the majority of instruction delivered online at Stayer University and 100% of instruction delivered online at Capella University; this online curriculum gives students the ability to access and complete coursework online, reducing the need for physical space and commuting, which in turn reduces energy and water usage, greenhouse gas emissions, and waste generation.
◦Much of SEI's workforce is accustomed to working remotely, again reducing the need for physical space and commuting, which in turn reduces energy and water usage, greenhouse gas emissions, and waste generation.

◦Our Minneapolis, MN corporate office is located within a LEED Gold certified building (Leadership in Energy and Environmental Design), which is a U.S. Green Building Council certification.
◦The Herndon, VA corporate office is located in a building that is benchmarked within the ENERGY STAR program, which is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy focused on protecting the environment through energy efficient products and practices.
◦SEI is investing in energy-saving interior design options, including updated lighting packages with more efficient LED lighting; occupancy sensors to reduce energy consumption in areas that are not being used; and programmable heating and cooling systems that will run only during operating hours.
◦Within campus locations, many property management teams are equipping spaces with energy-saving features including more efficient LED lighting, motion sensor lighting, and energy efficient HVAC systems.
◦As a provider of online education, data centers are a critical component of business operations; one of SEI’s largest power usages from a data center is from a data center powered entirely by renewable wind energy.
•Reducing greenhouse gas emissions
◦In an effort to focus on alternative, green-commuting options, employees are encouraged to consider public transportation; for employees in Minneapolis, MN, SEI covers a portion of public transit costs as an employee benefit.
◦Vehicle charging stations have been installed at the corporate office in Herndon, VA to support employees that choose to utilize or purchase alternative fuel vehicles.
◦Many campus city locations are located near mass transportation options.
•Reducing water usage
◦Our Herndon, VA and Minneapolis, MN corporate offices and certain campus locations use water efficient fixtures to decrease the amount of water usage.
•Reducing waste generation from business operations
◦SEI has a national contract with a document management company which provides corporate and campus locations with shredding bins on-site to allow sensitive business materials to be disposed of securely and recycled.
◦The Herndon, VA and Minneapolis, MN corporate offices have recycling bins in breakrooms to encourage employees to recycle products, and many campus facilities also have recycling programs.
•Additional efforts to reduce environmental impacts
◦Green cleaning products are utilized at both the Herndon, VA and Minneapolis, MN corporate offices to reduce impacts to the environment.
◦Within certain campus locations, janitorial companies also use green cleaning products to reduce impacts to the environment.
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
U.S. Department of Education
To be eligible to participate in Title IV programs, Strayer University and Capella University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it maintains physical presence, as defined by the state, and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Capella University is also considered to be a single institution of higher education. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022.
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

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020 (the “State Authorization and Accreditation final rule”). The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction.
For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. The rule also repeals the strict geographic scope of institutional accreditors. Under prior practice, various accrediting agencies adopted a Policy Statement on Evaluation of Institutions Operating Interregionally (first developed in 2000), which provided that an institution’s “home” regional accreditor and the “host” regional accreditor would cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Now, this policy statement is, for the most part, moot. However, different institutional accreditors have treated the policy statement differently. Capella’s institutional accreditor, HLC, has continued to demonstrate deference to the policy statement while Strayer’s institutional accreditor, Middle States, has withdrawn the corresponding internal policy.
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

Capella University
Capella University has been institutionally accredited since 1997 by the Higher Learning Commission, a higher education institutional accrediting agency recognized by the Secretary of Education that accredits degree-granting public and private colleges and universities in its region (Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin, and Wyoming). As a result of the State Authorization and Accreditation final rules, the Higher Learning Commission may also conduct accrediting activities in any other geographic region within or outside of the United States without regard to its specified region. The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities in its region.
In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The reaffirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation is scheduled to take place in 2022-2023.
The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission's current policies include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place Capella University in favorable standing, there is sufficient breadth and discretion within the policy that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies. In addition, the Higher Learning Commission enacted policy changes, effective September 2019, that mandate certain recruitment, admissions and related institutional practices.
In addition to institutional accreditation, Capella University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: The Association for Behavior Analysis International; Computing Accreditation Commission of the Accreditation Board for Engineering and Technology; ACBSP; Council for Accreditation of Counseling and Related Programs; Council for the Accreditation of Educator Preparation; Commission on Accreditation for Marriage and Family Therapy Education; Council on Social Work Education; the National Security Agency and the U.S. Department of Homeland Security; Project Management Institute - Global Accreditation Center for Project Management; and SHRM. The Bachelor of Science in Nursing, Master of Science in Nursing, and Doctor of Nursing Practice degree programs at Capella University are accredited by the Commission on Collegiate Nursing Education.
Shared-Services Agreements
Strategic Education, Inc. has entered into shared-services agreements with both Strayer University and Capella University to provide certain services, including but not limited to finance, legal, human resources, information technology, financial aid, and marketing. The services are governed by Master Services Agreements, which provide, among other things, for oversight of the services by the governing board of each University. The Company continues to look for additional opportunities to provide shared services to the two universities, and believes that the agreements meet all regulatory and accreditation standards.
U.S. State Education Licensure
Licensure of Physical Campuses
The Higher Education Act and certain state laws require Strayer University and Capella University to be legally authorized to provide educational programs in the states in which the universities are physically located or otherwise have a physical presence as defined by the state. Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2021: Alabama, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C.
Capella University is registered as a private institution with the Minnesota Office of Higher Education pursuant to Minnesota Statute sections 136A.61-131A.71, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. In 2021, Capella University was also authorized to operate in Colorado, Florida, Georgia and Tennessee.

Strayer University and Capella University will be subject to similar extensive regulation in those additional states in which we may physically expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce new and existing educational programs or establish new campuses.
On October 29, 2010, the Department of Education adopted regulations, effective July 1, 2011, that set requirements on states for their authorization of schools for purposes of Title IV eligibility. We believe that every state above in which Strayer University and Capella University are authorized has processes in place that comply with these requirements.
In the fall of 2019, Devmountain merged into Strayer University. In the summer of 2021, Hackbright Academy merged into Strayer University.
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
Various regulations regarding state authorization of distance education have been issued in recent years. On December 19, 2016, the Department issued final regulations addressing state authorization of distance education, which became effective on May 26, 2019. These regulations included, among other things, the requirement that an institution offering Title IV-eligible distance education or correspondence courses be authorized by each state in which enrolled students reside, if such authorization is required by the state. Institutions could obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. The regulations defined a state authorization reciprocity agreement as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. The regulations also required institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.
In addition, the regulations required an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. The public disclosures would include state authorization for the program or course, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program or correspondence course within the past five years, refund policies specific to the state, and applicable licensure or certification requirements for a career that the program prepares a student to enter. An institution was required to disclose directly to all prospective students if a distance education or correspondence course did not meet the licensure or certification requirements for a state. An institution was also required to disclose to each current and prospective student when an adverse action was taken against a distance education or correspondence program and any determination that a program ceased to meet licensure or certification requirements.
If an institution’s distance education program was found not to be in compliance with the regulations, the institution could lose its ability to award Title IV funds for that distance education program.
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements. An institution must also provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if the institution has not determined whether the program meets such requirements for a given state. Whereas the disclosure requirements in the 2016 rule apply only to distance education programs, the disclosure requirements in the 2019 rule apply to both campus-based and online programs.
On August 24, 2020, the Department released final regulations on distance education and innovation. The rules granted institutions more flexibility to offer distance education and competency-based education direct assessment programs.

Additionally, the rules created new definitions for certain terms including “academic engagement” and “regular and substantive interaction” to provide more clarity regarding Title IV requirements for distance education programs. The final rule became effective July 1, 2021, with the option for early implementation. Both Strayer University and Capella University opted to early implement the final rules in December 2020.
Beginning July 1, 2017, California required out-of-state private post-secondary educational institutions that offer distance education to California residents to register with the state's Bureau for Private Postsecondary Education (“BPPE”). Strayer University and Capella University have filed BPPE registration applications and received confirmation of the registration.
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
•Whether the program from which the student graduated and the curriculum completed meets all state requirements; and
•Whether the institution and/or the specific program is accredited.
Professional licensure requirements vary by state and may change over time. Capella University has a team dedicated to professional licensure that works directly with students. The licensure team develops and maintains extensive resources to inform students of unique state licensing requirements prior to enrollment and throughout their program, including delivering direct disclosures to students in licensure-track programs as required by the U.S. Department of Education. The University’s catalog and websites also describe the requirements for obtaining professional licensure, paired with specific disclaimers that reiterate student responsibility for licensure outcomes.
Capella’s licensure team works directly with licensing authorities to try to resolve barriers to licensure for its alumni. The team also assists alumni with exploring alternative options to achieve licensure, including completing additional coursework at Capella or at another institution.
Capella University makes no representation, warranty or guarantee that successful completion of the course of study will result in the student obtaining the necessary licensure or certification. Compliance with state or professional licensure or certification requirements is the student’s sole responsibility.

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
Financing Student Education
Students finance their education at Strayer University and Capella University in a variety of ways, and historically about 75% of students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average (“GPA”) and progress in a timely manner toward completion of a program of study.
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
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $26,043 for non-public domestic institutions for 2021-2022. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of approximately $871 per month, half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.
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
On January 5, 2021, former President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2, under provisional approval status by the Department of Education, subject to any punitive action by a federal or state entity, facing the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits; protects students from debt collection by the Department of Veterans Affairs for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. In 2021, Congress also passed, and the President signed into law, two related technical corrections bills that amended certain provisions of the Veterans Health Care and Benefits Improvement Act of 2020: the Training in High-demand Roles to Improve Veteran Employment ("THRIVE") Act and the Responsible Education Mitigating Options and Technical Extensions ("REMOTE") Act.

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
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.
Provisional Certification
In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement, which typically require approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration, and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under full certification. Consistent with standard procedure following a change of control, Capella University is operating under provisional certification with no conditions other than the customary conditions described above. The Department of Education is currently in the process of developing new regulations regarding, among other things, requirements of institutions that are provisionally certified as part of the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
Administrative Capability
Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must: (1) comply with all applicable Title IV program regulations; (2) have cohort default rates below specified levels; (3) have acceptable methods for defining and measuring the satisfactory academic progress of its students; (4) have various procedures in place for safeguarding federal funds; (5) not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; (6) submit in a timely manner all reports and financial statements required by the regulations; and (7) not otherwise appear to lack administrative capability.
If an institution fails to satisfy any of these criteria or any other Department of Education regulation, the Department of Education may:
•Require the repayment of Title IV funds;
•Transfer the institution from the Department of Education’s advance system of receiving Title IV program funds to a cash monitoring or reimbursement system, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department of Education;
•Place the institution on provisional certification status; or
•Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.
The Department of Education is currently in the process of promulgating new regulations regarding, among other things, administrative capability criteria as part of the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Strayer University and Capella University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2021, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
On November 1, 2016, the Department of Education released a new regulation, which after a series of delays became effective as of October 16, 2018, under which an institution may no longer be considered financially responsible if one or more of a list of “triggering events” occurs. The Department of Education will automatically determine that an institution is not financially responsible if, among other things, the institution receives certain warnings from the SEC, fails to file required reports in a timely manner, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education will also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. The Department of Education may also invoke certain “discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. An institution determined not to be financially responsible because of one or more triggering events may be required to issue an irrevocable letter of credit for not less than 10% of the Title IV funds received by the school for the most recently completed fiscal year and/or will be issued a Provisional Program Participation Agreement.
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
The Department of Education is currently in the process of promulgating new regulations regarding, among other things, financial responsibility as part of the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2021, the Department of Education issued cohort default rates for federal fiscal year 2018.
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
Strayer University and Capella University’s official three-year cohort default rates for 2016, 2017, and 2018, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Strayer University	Capella University	National Average Proprietary Institutions
2016	10.4%	6.8%	15.2%
2017	11.3%	6.5%	14.7%
2018	8.6%	5.2%	11.2%

As part of the compliance programs related to the cohort default rate, Strayer University and Capella University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision that established a federal student loan administrative forbearance period, pause in interest accrual, and suspension of collections activity through September 30, 2020. Former Department of Education Secretary Betsy DeVos extended these student loan flexibilities through January 31, 2021. President Biden subsequently extended the period through May 1, 2022. While it is too early to know the entirety of the impact that COVID and COVID-related repayment flexibility will have on the cohort default rate, the Company expects that the next one or more cohort years will be affected.
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
Using the statutory formula, Strayer University derived approximately 82.95% of its cash-basis revenues from Title IV program funds in 2020. Capella University derived approximately 71.98% of its cash-basis revenues from Title IV program funds in 2020. Our computation for 2021 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-Title IV revenue for Strayer University and Capella University are individual student payments, employer tuition reimbursement payments, veterans’ education benefits, military tuition assistance, vocational rehabilitation funds, private loans, state grants, and scholarships.
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, which included a change to the 90/10 methodology to include all federal funding. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. The Department of Education is currently in the process of promulgating new regulations regarding, among other things, the 90/10 rule as part of the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
In addition, certain members of Congress have proposed to revise the 90/10 Rule to reduce the limit on federal funding to 85% of total revenue. In the context of Higher Education Act reauthorization, defense bills and appropriations bills, other members of Congress have proposed legislation that would eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee are scheduled to occur January-March 2022.
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
On August 10, 2021 the Department of Education announced its intention to establish a rulemaking committee to prepare proposed regulations on, among other things, Borrower Defense to Repayment, including a new definition of misrepresentation. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. As a result, the Department of Education has discretion to propose a new rule for public comment.
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
On August 10, 2021 the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, Borrower Defense to Repayment. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. As a result, the Department of Education has discretion to propose a new rule for public comment.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University and Capella University have written contracts with third-party servicers to perform activities related to Strayer University’s and Capella University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, Strayer University and Capella University contract with Student Connections. Strayer University and Capella University also contract with the National Student Clearinghouse to report enrollment status updates to the National Student Loan Data System. Strayer University and Capella University believe that their third-party servicer contracts comply with the regulations, and they have reported such contracts to the Department of Education.
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

Restrictions on Adding Locations and Educational Programs
State requirements and accrediting agency standards can limit, slow, or halt the ability of Strayer University and Capella University to establish legally authorized additional locations and programs. Most states require approval before institutions can add new programs, campuses, or teaching locations. Middle States requires its accredited institutions to notify it in advance of implementing new programs or additional locations as defined by Middle States, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to evaluate whether accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. The Higher Learning Commission, the Minnesota Office of Higher Education, and other state educational regulatory agencies that license or authorize Capella University and its degree programs require institutions to notify them in advance of implementing new programs and, upon notification, may undertake a review of the institution’s licensure, authorization or accreditation.
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

COVID-19 Related Legislation and Administrative Actions
On March 27, 2020, Congress passed the CARES Act in response to the COVID-19 pandemic. The CARES Act includes provisions that provide relief to students and to the institutions of higher education that they attend. This legislation granted the Department of Education regulatory flexibility in waiving some requirements established under the Higher Education Act related to the administration of federal student aid programs. For example, the CARES Act modified the process that institutions must follow for the return of unearned Title IV funds in connection with student withdrawals and provided institutions with additional flexibility for the measurement of satisfactory academic progress for students. The CARES Act suspended payments and interest accrual for Federal Family Education Loans and Direct Loans until September 30, 2020. Subsequent executive action by the previous and current administrations have extended these suspensions until May 1, 2022. The Department issued several guidance documents outlining and interpreting these changes. Additionally, the CARES Act established a $12.6 billion Higher Education Emergency Relief Fund (“HEERF”). While the Department allocated CARES Act HEERF funding for Strayer, the university did not accept its allocation.
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
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARP”), which included $40 billion in emergency funding for higher education. Capella University disbursed $184,323 to students of the highest need in June 2021, and Strayer University disbursed $2,554,682 to students of the highest need in July 2021. ARP also included an adjustment to the tax code by making any student loan debt discharged through 2025 tax-free, and an adjustment to the 90/10 rule. The change includes all federal funding – not just Title IV funds – in the 90/10 calculation. ARP’s 90/10 changes require the Department to issue regulations, with an effective date no earlier than institutional fiscal years beginning January 1, 2023. On December 8, 2021 the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, the 90/10 rule via the Institutional and Programmatic Eligibility rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
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

On August 24, 2021, the Department of Education Office for Civil Rights issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing. The Department of Education has conducted public hearings concerning its Title IX regulations and expects to issue a notice of proposed rulemaking for public comment in April 2022.
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
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Office of Enforcement will be comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.

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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for, among other topics, issues related to changes of control, via the Institutional and Programmatic Eligibility rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
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
Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University and Capella University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2021, Strayer University had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. In 2021, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
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
Appropriations
Congress reviews and determines appropriations for Title IV programs on an annual basis. On February 18, 2022, the President signed the “Further Additional Extending Government Funding Act,” which provides fiscal year 2022 appropriations to Federal agencies through March 11, 2022. A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.
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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2021, the CFPB Student Loan Ombudsman released its annual report analyzing more than 1,900 complaints the CFPB received from private student loan borrowers between September 1, 2020 and August 31, 2021 and more than 3,400 federal student loan financing complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.
U.S. Department of Education
Title IV regulations applicable to Strayer University and Capella University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards.
Current Federal Rulemaking
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, misrepresentation, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification of student eligibility, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility or prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. Negotiations occurred in October-December 2021, with negotiators reaching consensus on total and permanent disability discharge, eliminating interest capitalization for nonstatutory capitalization events, false certification discharge and Pell Grant eligibility for prison education programs. The committee failed to reach consensus on the remainder of the topics. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. Issue papers and redlines provided by the Department indicate the Department is considering changes to borrower to defense to repayment regulations that include eliminating a limitations period on claims, making the group claims process the default process for loan relief, establishing the borrower defense application as a form of evidence, and revising the definition of misrepresentation.
On December 8, 2021, the Department announced its intention to establish the Institutional and Programmatic Eligibility committee, to prepare proposed regulations to address the following topics: 90/10, ability to benefit, certification procedures for participating in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for participating institutions of higher education, gainful employment, and standards of administrative capability. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022.
We cannot predict the outcome of the negotiated rulemaking process.
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
College Scorecard
In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In October 2017, the Department of Education announced that its Integrated Post-secondary Education Data System, or IPEDS, would publish for the first time completion data for part-time and non-first-time students, which provides additional information about institutions’ performance. The Department of Education updates the data available on the College Scorecard on a periodic basis. In 2019, the Department of Education added new metrics to the College Scorecard, including information on non-degree institutions and data concerning student outcomes, including salary, at the program level. The Department of Education continues to update data, metrics, and functionality of the College Scorecard.
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
Recently, legislatures in a number of states have sought to enact privacy bills. These bills would protect consumer information in a variety of contexts and, unlike most federal privacy legislation, would not apply only within a specific sector. The most prominent of these bills is the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA seeks to protect the personal information of California residents by giving those residents control over how the information is collected, used, and shared. These rights include the right to request details about the personal information a company has collected or shared and the ability to obtain copies of the personal information collected by the company, the ability to opt out of certain personal information sharing between companies, and the right to require that a company delete the personal information it maintains about the requesting individual. The California Attorney General oversees civil enforcement of the CCPA, which allows for civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. In addition, the CCPA imposes on companies an obligation to maintain reasonable security procedures and empowers individuals to bring private actions to recover damages if their personal information is subject to a security breach as a result of a company’s failure to maintain reasonable security practices. The California Privacy Rights Act, or CPRA, will expand the CCPA’s requirements when it becomes effective in 2023.

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
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Office of Enforcement will be comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
On October 6, 2021 the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. In an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued that same day an informational notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Strayer and Capella University received the FTC’s notice on October 7, 2021, although the FTC made clear that receipt of the notice itself does not reflect any assessment as to whether Capella or Strayer has engaged in deceptive or unfair conduct.
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. As discussed in Note 22, Regulation, in the consolidated financial statements appearing in Part II, Item 8 of this report under “Current Negotiated Rulemaking,” the Department of Education has convened negotiated rulemaking committees to address issues such as borrower defense to repayment, misrepresentation, mandatory arbitration agreements, gainful employment rules, and federal government oversight into changes in ownership for institutions of higher education. Certain proposals related to these issues could raise the cost of compliance for Strayer University or Capella University or require changes in the educational programs offered by Strayer University and Capella University in order to comply with new rules. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Strayer University or Capella University.
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
On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.
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
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI renewed its recognition of Middle States for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission (“HLC”) at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. On July 29, 2020, NACIQI held a meeting to review compliance by HLC with Department of Education requirements for recognized accrediting agencies. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary’s decision. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

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
Strayer University and Capella University participate in the State Authorization Reciprocity Agreement (“SARA”), which originated after the 2016 rulemaking and allows the Universities to enroll students in distance education programs in each SARA member state. Each of the Universities applies separately to non-SARA member states (e.g., California) for authorization to enroll students, if such authorization is required by the state. If Strayer University or Capella University failed to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if no determination for such state has been made by the institution.

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
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.
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
If we lose eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2016, 2017 and 2018, were 10.4%, 11.3%, and 8.6%, respectively. Capella University’s three-year cohort default rates for federal fiscal years 2016, 2017, and 2018 were 6.8%, 6.5%, and 5.2%, respectively. The average official cohort default rates for proprietary institutions nationally were 15.2%, 14.7%, and 11.2% for federal fiscal years 2016, 2017, and 2018, respectively.
The global spread of COVID-19 has created significant economic uncertainty and disrupted large portions of the economy. The pandemic and the preventative measures taken to contain the pandemic have caused a substantial increase in unemployment and has had and may continue to have adverse economic consequences. Despite the pause on federal student loan payments and interest accrual, such conditions could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.

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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.95% of its cash-basis revenues from these programs in 2020. Capella University derived approximately 71.98% of its cash-basis revenues from Title IV program funds in 2020. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations, which is currently underway through the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
In the event of substantial misrepresentation, the Department of Education may revoke or terminate an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; relieve the borrower of the obligation to repay federal education loans in whole or in part and require the institution to reimburse the Department of Education for those amounts. If the Department of Education or other third parties interpret statements made by one of the Universities or on the University’s behalf to be in violation of the new regulations, the University could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the new rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020. On August 24, 2021, the Department of Education Office for Civil Rights issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing. Failure to comply with these final rules and the resulting sanctions could have a material adverse effect on our business.
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
Each of Strayer University and Capella University collected the majority of its fiscal year 2021 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the Universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the University or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Strayer University and Capella University collected the majority of its fiscal year 2021 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012 Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
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
Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2022 will be affected by legislative uncertainty and regulatory activity in the U.S., and macroeconomic conditions globally, including those affected by the COVID-19 pandemic. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.
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
The Company’s computer networks, and those of third parties we use in our operations, may be vulnerable to security risks that could disrupt operations and require them to expend significant resources.
The Company’s computer networks, and those of third-parties we use in our operations, may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems, such as ransomware attacks, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may be subject to directed attacks intended to lead to interruptions in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our students) and other data, confidential information or intellectual property. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. These systems also may be vulnerable to disruptions from other factors, including pandemic, violent incident, natural disaster, power loss, telecommunications and Internet failures, civil unrest, and other events beyond our reasonable control. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or disruptions to alleviate problems caused by these breaches or disruptions.
The Company has operations in the U.S., Australia, and New Zealand, and is subject to complex business, economic, legal, political, geopolitical, and foreign currency risks, which risks may be difficult to address adequately.
With the acquisition of the ANZ portfolio, the Company now operates institutions in three different countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We also contract with vendors who may have employees in various countries. We may have difficulty managing and administering an internationally dispersed business, which may materially adversely after our business, financial condition and results of operation. Additional challenges associated with the international conduct of the business that may materially adversely affect our operating results include:
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
•potential economic, political, and geopolitical instability affecting the countries in which we and our vendors operate; and
•limitations on the repatriation and investment of funds and foreign currency exchange restrictions.

The personal information that the Company collects may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations and is subject to privacy and data security laws which may impact operational efficiency.
Possession and use of personal information in our operations subject us to risks and costs that could harm our business. The Universities collect, use, and retain large amounts of personal information regarding their students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, potentially resulting in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to various U.S. state and federal legislative and regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. We cannot assure you that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business. For example, the California Consumer Privacy Act (“CCPA”), which provides consumers with rights related to their personal information, likely applies to the Company. Were the CCPA to apply and if we were out of compliance, we could be subject to significant civil penalties or private lawsuits brought by consumers. Moreover, certain of our operations involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), Australia’s Federal Privacy Act and Australian Privacy Principles and New Zealand’s Privacy Act, may impact or restrict the manner in which the Company is able to transfer and process personal information. Further, were a U.S. state regulator or a foreign regulator to find the Company out of compliance with applicable privacy laws or regulations, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to the Company.
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
Integrating SEI and the recently acquired Torrens University and associated assets in Australia and New Zealand (“ANZ”) may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the acquisition.
The success of the Company will depend on, among other things, our ability to integrate ANZ into SEI, in a manner that does not materially disrupt existing student relationships or adversely affect current revenues and investments in future growth. If the Company is not able to achieve these objectives, the anticipated benefits of the acquisition of ANZ may not be realized fully or at all or may take longer to realize than expected.
The goodwill and indefinite-lived intangible assets recorded in connection with the acquisitions of Capella Education Company (“CEC”) and ANZ could become impaired in the future.
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
The ongoing COVID-19 global pandemic has caused significant volatility and disruption to the domestic and global economy. Like many other companies, to comply with government mandates and to protect the safety and well-being of our students, faculty and staff, and the communities in which we live, we have at times instituted a remote work policy for the vast majority of our workforce, closed most physical campus locations, and moved our on-ground courses at Strayer University, which comprised less than 5% of total seat count, to online-only instruction. The transition to remote working involves many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may increase the chance of successful cyber-attacks, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. Preparing our offices and campuses in anticipation of a portion of our workforce returning to physical office and campus locations also presents operational challenges as on-site staff adjust to new equipment, new protocols, and hybrid combinations of on-site and remote work.
In addition, as the pandemic has continued, we have seen sustained weakness in demand, especially in the United States, where total average enrollment in our U.S. Higher Education segment decreased 11.0% in 2021 compared to 2020. Enrollment in ANZ also has been impacted by the pandemic and the related closure of international borders in Australia and New Zealand.
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
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Consolidated Appropriations Act of 2021, the American Rescue Plan Act of 2021 (“ARP”) and subsequent guidance from the Department of Education create several changes with regard to the administration of federal financial assistance programs. All of these changes include several ambiguities that make compliance difficult. In case of noncompliance, the Universities may face administrative sanctions, including penalties, Title IV program participation restrictions, debarment, and liabilities under applicable law, such as the False Claims Act, any of which could have a material adverse effect on our business.
We are unable to predict whether Congress or the Department of Education plan to implement further changes related to federal financial assistance programs as a result of the COVID-19 pandemic.
Item 1B.    Unresolved Staff Comments
There are no SEC staff comments on our periodic SEC reports which are unresolved.
Item 2.    Properties
Except for three campus facilities which we own, our campus and administrative facilities are leased. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our primary location in Minneapolis, also the headquarters for Capella University, is located at 225 South 6th Street, Minneapolis, MN 55402. The headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. The headquarters of ANZ is located at 1 Hickson Road, The Rocks, New South Wales, 2000 in Australia.
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We did not open any new campuses in the U.S. during 2021. New locations in the U.S. will continue to incorporate a new smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online.
Our leases generally range from three to fifteen years with one to two renewal options for extended terms. As of December 31, 2021, the Company leased approximately 80 campus and administrative facilities in the United States consisting of approximately 1.1 million square feet. In 2021, we reduced our leased facility footprint by approximately 330,000 square feet, primarily due to lease terms expiring and by reducing the size of existing facilities at the time of lease renewal. The facilities that we own consist of approximately 60,000 square feet.
For more information regarding our ongoing lease commitments, see Notes to Consolidated Financial Statements below.
Item 3.     Legal Proceedings
We are involved in litigation and other legal proceedings arising out of the ordinary course of our business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and we may incur costs in the future to defend, settle, or otherwise resolve them. We currently believe that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period. See Note 21, Litigation, in the consolidated financial statements appearing in Part II, Item 8 of this report for additional information regarding our legal proceedings and related matters, which information is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” As of January 28, 2022, there were 24,592,098 shares of common stock outstanding, and approximately 109 holders of record.
In 2020 and 2021, our Board of Directors approved the following dividend payments per common shares:

	2020	2021
First Quarter	$0.60	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$0.60	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2016 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), Chegg, Inc. (CHGG), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), Houghton Mifflin Harcourt Company (HMHC), Stride Inc. (formerly K12, Inc.) (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), Perdoceo Education Corporation (PRDO), and Zovio, Inc. (ZVO). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.
Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Strategic Education, Inc.	100	111	141	197	118	72
NASDAQ Stock Market (U.S.)	100	128	123	167	239	291
Peer Group	100	123	152	156	227	147
__________________________________________________________
*The comparison assumes $100 was invested on December 31, 2016 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us.
There were no sales by us of unregistered securities during the year ended December 31, 2021.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2021, $250 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2022. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.
A summary of our open market share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	1,769	139.78	0.2
2021	76,969	76.72	5.9
Total	5,781,192	$123.61	$714.6
We did not make any share repurchases in 2014 through 2019 or during the three months ended December 31, 2021 under our repurchase program. In 2021, 2020 and 2019, we withheld 32,619, 39,323, and 37,596 shares of restricted stock, respectively, at an average price per share of $86.07, $161.88, and $154.06, respectively, to satisfy tax obligations related to restricted stock awards.
Item 6.    Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors,” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.
Background
Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education located in the United States, as well as Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations emphasize relationships through our Education Technology Services segment (formerly called the Alternative Learning segment) with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs.
Company Response to COVID-19
The ongoing COVID-19 pandemic has caused significant volatility and disruption to the United States and international economies. SEI took early action to protect the health and well-being of our students and employees in accordance with government mandates and informed by guidance from the Centers for Disease Control and Prevention. Specifically, we instituted a work-from-home policy for the vast majority of our workforce, closed physical campus locations, moved our on-ground courses at Strayer University online, postponed large events such as graduation ceremonies, and prohibited non-essential employee travel. As guidance has evolved, we have begun to reopen campus and office locations and permit business travel, after instituting a mandatory vaccination policy for all employees who may be required to be on-site at a Company facility or at a Company-sponsored event, subject to medical and religious accommodations (any employee receiving an accommodation is required to test at least weekly before being on-site).
We have taken measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis, including payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 pandemic. In the third quarter of 2020, we began implementing a restructuring plan that included both voluntary and involuntary employee terminations in an effort to reduce ongoing operating costs to align with changes in enrollment. These headcount reductions resulted in an approximately 5% decrease to SEI's total workforce. During 2021, our restructuring efforts included the consolidation of underutilized facilities in response to changes in enrollment trends and as a result of our work-from-home policies.
As the pandemic has continued, we have seen sustained weakness in demand, especially in the United States, where total average enrollment in our U.S. Higher Education (“USHE”) segment decreased 11.0% in 2021 compared to 2020. Enrollment in ANZ also has been impacted by the pandemic and the related closure of international borders in Australia and New Zealand.
We believe our current financial position and expected operating results, and ability to further control costs are sufficient to support the ongoing operation of SEI in a manner that protects the health and well-being of our employees, students, and partners.
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”), pursuant to the sale and purchase agreement dated July 29, 2020. ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. We believe ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as us. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students.
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
Company Overview
In the first quarter of 2021, we changed the way management reports financial information relied on by the Chief Operating Decision Maker to evaluate performance and allocate the resources of the Company. Our revised organizational structure includes the following three operating and reportable segments: (1) USHE, which is primarily comprised of SEI's previous Strayer University and Capella University segments and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, a new segment that is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs; and (3) Australia/New Zealand, which provides certificate and degree programs in Australia and New Zealand. During the first three quarters of 2021, the Education Technology Services segment was called the Alternative Learning segment. The Australia/New Zealand segment was not changed as a result of the reorganization. We began reporting under the new segment structure in 2021, and we have restated the results for the prior periods to conform to the current period presentation.
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
•Strayer University is accredited by the Middle States Commission on Higher Education and Capella University is accredited by the Higher Learning Commission, both higher education institutional accrediting agencies recognized by the Department of Education. The USHE segment provides academic offerings both online and in physical classrooms, helping working adult students develop specific competencies they can apply in their workplace.
•In 2021, USHE average total enrollment decreased 11.0% to 82,425 students compared to 92,637 students in 2020.
•Trailing 4-quarter student persistence within USHE was 86.9% in the third quarter of 2021 compared to 86.8% for the same period in 2020. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
87.0%	87.2%	86.6%	86.8%	86.7%	86.5%	87.0%	86.9%
Education Technology Services Segment
•Our Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services division are an important source of student enrollment for Strayer University and Capella University, and the majority of the revenue attributed to the Education Technology Services division is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Education Technology Services segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Education Technology Services division continue to be attributed to the division until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In 2021, employer affiliated enrollment as a percentage of USHE enrollment was 21.0% compared to 17.8% in 2020.
•Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables lower cost education benefits programs through the use of low-cost online general education courses recommended by the American Council on Education for credit at other colleges and universities.

Australia/New Zealand Segment
•Torrens University is the only investor-funded university in Australia. Torrens University offers undergraduate, graduate, higher degree by research, and specialized degree courses primarily in five fields of study: business, design and creative technology, health, hospitality, and education. Courses are offered both online and at physical campuses. Torrens University is registered with the Tertiary Education Quality and Standards Agency (“TEQSA”), the regulator for higher education providers and universities throughout Australia, as an Australian University that is authorized to self-accredit its courses.
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
•Media Design School is a private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority, the organization responsible for the quality assurance of non-university tertiary training providers.
•In 2021, Australia/New Zealand enrollment increased 1.5% to 19,350 compared to 19,069 for the same period in 2020.
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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the year ended December 31, 2021 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
Students at Strayer University and Capella University finance their education in a variety of ways, and historically about 75% of our students have participated in one or more financial aid program provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.
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
For U.S. students who receive funding under Title IV and withdraw, funds are subject to return provisions as defined by the Department of Education. The university is responsible for returning Title IV funds to the Department and then may seek payment from the withdrawn student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. When a student withdraws from all of his or her courses, we consider it to be a contract modification and reassess collectibility at that time. As a result of this reassessment, we cease revenue recognition until tuition charges are collected in cash, as our historical experience has shown that amounts outstanding for this group of students are not collectible. In Australia and New Zealand, government funding for eligible students is provided directly to the institution on an estimated basis annually. The amount of government funding provided is based on a course-by-course forecast of enrollments that the institution submits for the upcoming calendar year. Using the enrollment forecast provided as well as the requesting institution's historical enrollment trends, the government approves a fixed amount, which is then funded to the institution evenly on a monthly basis. Periodic reconciliation and true-ups are undertaken between the relevant government authority and the institution based on actual eligible enrollments, which may result in a net amount being due to or from the government.
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University temporarily allowed students to miss three consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2021, we had deferred $52.0 million for estimated redemptions earned under the Graduation Fund, as compared to $53.3 million at December 31, 2020. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2021 and 2020, our bad debt expense was 3.8% and 4.8% of revenue, respectively. A change in our allowance for credit losses of 1% of gross tuition receivable as of December 31, 2021 would have changed our income from operations by approximately $1.0 million.
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
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We had significant additions to goodwill and tradename intangible assets related to our acquisition of ANZ in 2020.
Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2021, we performed a qualitative impairment assessment, consistent with ASC 350, of goodwill and indefinite-lived intangible assets assigned to our reporting units to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. No goodwill or indefinite-lived intangible asset impairments were recorded during the years ended December 31, 2020 or 2021.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the years ended December 31, 2020 or 2021.
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
Results of Operations
As discussed above, we completed our acquisition of ANZ on November 3, 2020. Our results of operations include the results of ANZ from the acquisition date. Periods prior to November 3, 2020 do not include the financial results of ANZ. Accordingly, the financial results of each period presented are not directly comparable.
In 2021, we generated $1,131.7 million in revenue compared to $1,027.7 million in 2020. Our income from operations decreased to $73.9 million in 2021 compared to $109.4 million in 2020, primarily due to lower earnings in the USHE segment and higher restructuring costs, partially offset by the inclusion of ANZ's income from operations and lower amortization expense related to intangible assets. Our net income in 2021 was $55.1 million compared to $86.3 million in 2020. Diluted earnings per share was $2.28 in 2021 compared to $3.77 in 2020.
In the accompanying analysis of financial information for 2021 and 2020, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
•purchase accounting adjustments to record acquired contract liabilities at fair value as a result of our acquisition of Torrens University and associated assets in Australia and New Zealand, and amortization and depreciation expense related to intangible assets and software assets acquired through our merger with Capella Education Company and our acquisition of Torrens University and associated assets in Australia and New Zealand;
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

Adjusted income from operations was $165.3 million in 2021 compared to $211.1 million in 2020. Adjusted net income was $116.4 million in 2021 compared to $152.7 million in 2020, and adjusted diluted earnings per share was $4.82 in 2021 compared to $6.68 in 2020.
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2021 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$1,131,686	$3,646	$—	$—	$—	$—	$(3,209)	$1,132,123
Total costs and expenses	$1,057,774	$(51,495)	$(11,201)	$(25,472)	$—	$—	$(2,823)	$966,783
Income from operations	$73,912	$55,141	$11,201	$25,472	$—	$—	$(386)	$165,340
Operating margin	6.5%							14.6%
Income before income taxes	$76,599	$55,141	$11,201	$25,472	$(5,300)	$—	$(386)	$162,727
Net income	$55,087	$55,141	$11,201	$25,472	$(5,300)	$(24,865)	$(386)	$116,350

Diluted earnings per share	$2.28							$4.82
Weighted average diluted shares outstanding	24,122							24,122
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2020 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$1,027,653	$11,296	$—	$—	$—	$—	$—	$1,038,949
Total costs and expenses	$918,269	$(64,225)	$(13,770)	$(12,382)	$—	$—	$—	$827,892
Income from operations	$109,384	$75,521	$13,770	$12,382	$—	$—	$—	$211,057
Operating margin	10.6%							20.3%
Income before income taxes	$113,957	$75,521	$13,770	$12,382	$(2,094)	$—	$—	$213,536
Net income	$86,268	$75,521	$13,770	$12,382	$(2,094)	$(33,141)	$—	$152,706

Diluted earnings per share	$3.77							$6.68
Weighted average diluted shares outstanding	22,860							22,860

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2019 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$997,137	$—	$—	$—	$—	$—	$—	$997,137
Total costs and expenses	$886,605	$(61,667)	$(21,923)	$—	$—	$—	$—	$803,015
Income from operations	$110,532	$61,667	$21,923	$—	$—	$—	$—	$194,122
Operating margin	11.1%							19.5%
Income before income taxes	$123,724	$61,667	$21,923	$—	$(3,446)	$—	$—	$203,868
Net income	$81,138	$61,667	$21,923	$—	$(3,446)	$(14,001)	$—	$147,281

Diluted earnings per share	$3.67							$6.67
Weighted average diluted shares outstanding	22,097							22,097
___________________________________________________
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
(2)Reflects transaction and integration expenses associated with the Company's merger with Capella Education Company, including premerger litigation settlement in principle, net of insurance recovery, and the Company's acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company's restructuring.
(4)Reflects income recognized from the Company's investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted annual effective tax rate of 28.5% for 2021 and 2020 and an adjusted effective tax rate of 27.8% for 2019.
(6)Reflects foreign currency exchange impact related to translating foreign currency results at a constant exchange rate of 0.743 Australian Dollars to U.S. Dollars, which is the 2021 budget rate.
Year Ended December 31, 2021 Compared To Year Ended December 31, 2020
Revenues. Consolidated revenues increased to $1,131.7 million in 2021 compared to $1,027.7 million in the same period in the prior year, primarily due to the inclusion of ANZ for the full year. In the USHE segment for the year ended December 31, 2021, total average enrollment decreased 11.0% to 82,425 from 92,637 in the prior year. USHE segment revenues decreased 14.2% to $829.3 million compared to $966.6 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts. Near term revenue in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments and higher scholarships and discounts. In the Education Technology Services segment, revenues for the year ended December 31, 2021 increased 38.7% to $52.3 million, compared to $37.7 million in 2020 as a result of rapid growth in Sophia Learning and higher employer affiliated enrollment. In the Australia/New Zealand segment, revenues for the year ended December 31, 2021 were $250.1 million, compared to $23.4 million in 2020, which only reflects activity after the completion of the ANZ acquisition in November 2020. ANZ revenue includes a $3.6 million and $11.3 million purchase accounting reduction in 2021 and 2020, respectively, related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $608.3 million in 2021 compared to $532.7 million in 2020, principally due to the inclusion of $129.6 million of instructional and support costs related to ANZ in 2021, compared to $19.7 million in 2020, partially offset by cost savings implemented as a result of the COVID-19 pandemic, which included lower expenses associated with travel and facilities costs, as well as savings from the employee restructuring plan implemented in the third quarter of 2020. Consolidated instructional and support costs as a percentage of revenues increased to 53.7% in 2021, from 51.8% in 2020.
General and administration expenses. Consolidated general and administration expenses increased to $361.3 million in 2021 compared to $295.2 million in 2020, principally due to the inclusion of $84.6 million of general and administration expenses related to ANZ in 2021, compared to $17.0 million in 2020. Consolidated general and administration expenses as a percentage of revenues increased to 31.9% in 2021 from 28.7% in 2020.

Amortization of intangible assets. Amortization of intangible assets decreased to $51.5 million in 2021 compared to $64.2 million in 2020, due to lower amortization expense associated with intangible assets acquired through the merger with Capella Education Company, offset by additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs decreased to $11.2 million in 2021 compared to $13.8 million in 2020, principally due to lower transaction and integration expenses associated with the acquisition of ANZ and lower integration support costs related to the merger with Capella Education Company, partially offset by a charge taken in 2021 related to a premerger litigation settlement in principle, net of insurance recovery.
Restructuring costs. Restructuring costs increased to $25.5 million in 2021 from $12.4 million in 2020, principally due to $21.6 million of right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in 2021 based on an assessment of our real estate portfolio, partially offset by lower severance costs and a $2.7 million gain in 2021 from the sale of property and equipment of owned campuses that were closed in connection with the 2020 restructuring plan.
Income from operations. Consolidated income from operations decreased to $73.9 million in 2021 compared to $109.4 million in 2020, primarily due to lower earnings in the USHE segment and higher restructuring costs, partially offset by the inclusion of ANZ's income from operations and lower amortization expense related to intangible assets. USHE segment income from operations decreased 45.8% to $104.9 million in 2021, compared to $193.4 million in 2020, primarily due to declines in enrollment and revenue-per-student due to higher scholarships and discounts. Education Technology Services segment income from operations increased 8.5% to $21.3 million in 2021, compared to $19.6 million in 2020 as a result of rapid growth in Sophia Learning, partially offset by increased investment in outreach to corporate partners. Income from operations for the Australia/New Zealand segment was $35.9 million in 2021, compared to a loss from operations of $13.3 million in 2020, following our acquisition of ANZ in November 2020.
Other income. Other income decreased to $2.7 million in 2021 compared to $4.6 million in 2020, as a result of an increase in interest expense related to our revolving credit facility which was used to partially fund the ANZ acquisition in November 2020, partially offset by higher investment income from our limited partnerships and other investments in 2021. We incurred $3.6 million of interest expense in 2021 compared to $1.4 million in 2020.
Provision for income taxes. Income tax expense was $21.5 million in 2021 compared to $27.7 million in 2020. Our effective tax rate for 2021 was 28.1%, compared to 24.3% in 2020. The effective tax rate in 2020 included higher windfall tax benefits recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 28.5% for 2021.
Net income. Net income decreased to $55.1 million in 2021 compared to $86.3 million in 2020 due to the factors discussed above.
Year Ended December 31, 2020 Compared To Year Ended December 31, 2019
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the acquisition of ANZ in November 2020. In the USHE segment for the year ended December 31, 2020, total average enrollment grew 2.3% to 92,637 from 90,598 in the prior year. USHE segment revenues increased 0.4% to $966.6 million compared to $963.1 million in 2019 as a result of enrollment growth, partially offset by a decline in revenue per student due to higher scholarships and discounts offered in response to the COVID-19 pandemic. Education Technology Services segment revenues were $37.7 million in 2020 compared to $34.1 million in the prior year as a result of higher employer affiliated enrollment. Revenues for the Australia/New Zealand segment were $23.4 million, following our acquisition of ANZ in November 2020, and included an $11.3 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $532.7 million in 2020 compared to $530.6 million in 2019, principally due to the inclusion of $19.7 million of instructional and support costs related to ANZ, partially offset by significant savings from the impact of the COVID-19 pandemic, which included lower expenses associated with travel, events, and facilities costs. Consolidated instructional and support costs as a percentage of revenues decreased to 51.8% in 2020, from 53.2% in 2019.
General and administration expenses. Consolidated general and administration expenses increased to $295.2 million in 2020 compared to $272.4 million in 2019, principally due to the inclusion of $17.0 million of general and administration expenses related to ANZ, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 28.7% in 2020, from 27.3% in 2019.

Amortization of intangible assets. Amortization of intangible assets increased to $64.2 million in 2020 compared to $61.7 million in 2019, due to the additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
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
Income from operations. Consolidated income from operations decreased to $109.4 million in 2020 compared to $110.5 million in 2019, principally due to the inclusion of ANZ, which generated a loss from operations following acquisition as well as restructuring costs incurred in 2020, partially offset by a decrease in merger and integration related costs. USHE segment income from operations increased 11.9% to $193.4 million in 2020, compared to $172.9 million in 2019, primarily due to expense savings related to campus closures during the COVID-19 pandemic, as well as lower marketing expense. Education Technology Services segment income from operations decreased 7.5% to $19.6 million in 2020, compared to $21.2 million in 2019 as a result of increased investment in outreach to corporate partners. Loss from operations for the Australia/New Zealand segment was $13.3 million in 2020 following our acquisition of ANZ in November 2020.
Other income. Other income decreased to $4.6 million in 2020 compared to $13.2 million in 2019, as a result of lower yields on money markets and marketable securities due to reductions in interest rates as a result of the COVID-19 pandemic and a decrease in investment income from our limited partnerships and other investments. Other income is net of interest expense, which was $1.4 million and $0.8 million in 2020 and 2019, respectively. The increase in interest expense in 2020 is due to borrowing $141.8 million on our revolving credit facility to partially fund the ANZ acquisition in November 2020.
Provision for income taxes. Income tax expense was $27.7 million in 2020 compared to $42.6 million in 2019. Our effective tax rate for 2020 was 24.3% compared to 34.4% in 2019. The tax rate in 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million to reduce the Company's deferred tax asset related to these arrangements. The tax rate for both periods reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 28.5% in 2020.
Net income. Net income was $86.3 million in 2020 compared to $81.1 million in 2019 due to the factors discussed above.
Liquidity and Capital Resources
At December 31, 2021, we had cash, cash equivalents, and marketable securities of $298.8 million compared to $225.3 million at December 31, 2020. Most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On November 3, 2020, we entered into an amended credit facility ("Amended Credit Facility"), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2021. As of December 31, 2020 and 2021, we had $141.8 million and $141.6 million, respectively, outstanding under our Revolving Credit Facility. During the years ended December 31, 2020 and 2021, we paid $1.0 million and $2.7 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.

Our net cash provided by operating activities increased in 2021 to $180.5 million, as compared to $142.9 million for the same period in 2020. The increase in net cash from operating activities was primarily driven by the inclusion of a full-year of ANZ operations, partially offset by lower earnings in the USHE segment.
Capital expenditures increased to $49.4 million for the year ended December 31, 2021, compared to $46.8 million for 2020, due to the inclusion of ANZ, partially offset by lower facilities investments.
The Board of Directors declared an annual cash dividend of $2.40 per common share, payable in equal parts quarterly. During the year ended December 31, 2021, we paid a total of $59.0 million in cash dividends on our common stock. During the year ended December 31, 2021, we invested $5.9 million to repurchase 76,969 shares of common stock. As of December 31, 2021, we had $250 million in repurchase authorization to use through December 31, 2022.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash available under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at December 31, 2021 and 2020. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. We earned interest income of $1.1 million, $4.0 million, and $10.6 million in each of the years ended December 31, 2021, 2020, and 2019, respectively.
Our material cash commitments include minimum lease payments required under our lease agreements, capital commitments related to our four limited partnership investments and commitment fees associated with our credit facility.
The table below sets forth our contractual cash commitments associated with lease liabilities as of December 31, 2021 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease liabilities	$223,769	$34,086	$60,561	$48,800	$80,322
As of December 31, 2021, we have a commitment to invest up to $2.9 million in our four limited partnership investments through 2031. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place.
Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. As of December 31, 2021, our maximum estimated commitment fee is $0.6 million per annum related to the unused portion of our credit facility.
Recently Issued Accounting Standards
Refer to Note 2, Significant Accounting Policies, within the footnotes to the consolidated financial statements for recently issued accounting standards.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2021, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At December 31, 2021, we had $141.6 million outstanding on our Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to

2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million revolving credit facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings will cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. At December 31, 2021, we had no exposure to the discontinued LIBOR settings and had approximately $141.6 million of LIBOR-based debt outstanding on our Revolving Credit Facility. Our Revolving Credit Facility includes mechanisms for replacing the applicable reference rate, which we do not expect to be materially different from LIBOR.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD, resulting from our acquisition of ANZ on November 3, 2020, accounted for 22.1% of our consolidated revenues for the year ended December 31, 2021. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the year ended December 31, 2021, a hypothetical 10% adverse change in the average annual foreign currency exchange rates would have decreased our consolidated revenues by approximately $25.0 million. In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2021 was a decrease of $2.4 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Strayer University Graduation Fund Liability – Undergraduate Degree Programs
As described in Note 4 to the consolidated financial statements, the Company’s Strayer University Graduation Fund liability was $52 million as of December 31, 2021, of which $48.6 million related to students enrolled in undergraduate degree programs. Strayer University offers the Graduation Fund, a program which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future. Management’s estimate of the benefits that will be redeemed in the future, or the estimated redemption rate, is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of the Graduation Fund liability for undergraduate degree programs including controls over the estimated redemption rate assumption. These procedures also included, among others, testing management’s process for estimating the Graduation Fund liability for undergraduate degree programs, including (i) evaluating the appropriateness of the methodology; (ii) testing the completeness, accuracy and relevance of the underlying data used in management’s estimate; and (iii) evaluating the reasonableness of the estimated redemption rate assumption for the undergraduate degree programs. Evaluating management’s estimated redemption rate assumption involved evaluating whether the assumption was reasonable considering (i) historical estimated redemption rates and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 28, 2022
We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,509	$268,918
Marketable securities	7,557	6,501
Tuition receivable, net	50,169	51,277
Income taxes receivable	1,429	313
Other current assets	39,458	40,777
Total current assets	286,122	367,786
Property and equipment, net	158,854	150,589
Right-of-use lease assets	120,687	149,587
Marketable securities, non-current	30,270	23,377
Intangible assets, net	326,420	276,380
Goodwill	1,318,526	1,285,864
Other assets	54,928	52,297
Total assets	$2,295,807	$2,305,880

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,742	$95,518
Contract liabilities	60,501	73,232
Lease liabilities	34,809	27,005
Total current liabilities	200,052	195,755
Long-term debt	141,823	141,630
Deferred income tax liabilities	53,407	44,595
Lease liabilities, non-current	106,151	162,821
Other long-term liabilities	46,055	47,089
Total liabilities	547,488	591,890
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,418,939 and 24,592,098 shares issued and outstanding at December 31, 2020 and 2021, respectively	244	246
Additional paid-in capital	1,519,549	1,529,969
Accumulated other comprehensive income	48,880	9,203
Retained earnings	179,646	174,572
Total stockholders’ equity	1,748,319	1,713,990
Total liabilities and stockholders’ equity	$2,295,807	$2,305,880
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2019	2020	2021
Revenues	$997,137	$1,027,653	$1,131,686
Costs and expenses:
Instructional and support costs	530,604	532,661	608,261
General and administration	272,411	295,231	361,345
Amortization of intangible assets	61,667	64,225	51,495
Merger and integration costs	21,923	13,770	11,201
Restructuring costs	—	12,382	25,472
Total costs and expenses	886,605	918,269	1,057,774
Income from operations	110,532	109,384	73,912
Other income	13,192	4,573	2,687
Income before income taxes	123,724	113,957	76,599
Provision for income taxes	42,586	27,689	21,512
Net income	$81,138	$86,268	$55,087
Earnings per share:
Basic	$3.73	$3.81	$2.30
Diluted	$3.67	$3.77	$2.28
Weighted average shares outstanding:
Basic	21,725	22,633	23,955
Diluted	22,097	22,860	24,122
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2019	2020	2021
Net income	$81,138	$86,268	$55,087
Other comprehensive income:
Foreign currency translation adjustments	—	48,068	(39,392)
Unrealized gains (losses) on marketable securities, net of tax	201	579	(285)
Comprehensive income	$81,339	$134,915	$15,410
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	12,033	83	—	12,116
Exercise of stock options, net	103,364	2	(1,775)	—	—	(1,773)
Issuance of restricted stock, net	117,947	1	(7,473)	—	—	(7,472)
Common stock dividends ($2.10 per share)	—	—	—	(46,724)	—	(46,724)
Unrealized gains on marketable securities, net of tax	—	—	—	—	201	201
Net income	—	—	—	81,138	—	81,138
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	14,593	17	—	14,610
Exercise of stock options, net	20,522	—	1,244	—	—	1,244
Issuance of restricted stock, net	250,377	2	(25,847)	—	—	(25,845)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($2.40 per share)	—	—	—	(56,005)	—	(56,005)
Foreign currency translation adjustment	—	—	—	—	48,068	48,068
Unrealized gains on marketable securities, net of tax	—	—	—	—	579	579
Net income	—	—	—	86,268	—	86,268
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	18,094	55	—	18,149
Exercise of stock options, net	1,632	—	113	—	—	113
Issuance of restricted stock, net	248,496	3	(2,997)	—	—	(2,994)
Repurchase of common stock	(76,969)	(1)	(4,790)	(1,114)	—	(5,905)
Common stock dividends ($2.40 per share)	—	—	—	(59,102)	—	(59,102)
Foreign currency translation adjustment	—	—	—	—	(39,392)	(39,392)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(285)	(285)
Net income	—	—	—	55,087	—	55,087
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2019	2020	2021
Cash flows from operating activities:
Net income	$81,138	$86,268	$55,087
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of marketable securities	—	—	781
Gain on sale of property and equipment	—	—	(2,656)
Amortization of deferred financing costs	333	466	552
Amortization of investment discount/premium	296	146	70
Depreciation and amortization	104,861	109,154	103,416
Deferred income taxes	(8,037)	(13,431)	(7,710)
Stock-based compensation	12,160	14,610	18,149
Impairment of right-of-use lease assets	6,046	848	18,876
Changes in assets and liabilities:
Tuition receivable, net	1,770	19,659	(196)
Other assets	(2,129)	(32,326)	(6,964)
Accounts payable and accrued expenses	245	(22,685)	(6,700)
Income taxes payable and income taxes receivable	1,198	(4,020)	1,196
Contract liabilities	7,716	(10,095)	13,995
Other liabilities	(3,451)	(5,689)	(7,369)
Net cash provided by operating activities	202,146	142,905	180,527

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(628,759)	—
Purchases of property and equipment	(38,689)	(46,812)	(49,433)
Purchases of marketable securities	(40,481)	(1,863)	—
Proceeds from marketable securities	43,762	36,192	9,300
Proceeds from sale of property and equipment	—	—	8,331
Other investments	(2,658)	(950)	(1,292)
Net cash used in investing activities	(38,066)	(642,192)	(33,094)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	220,248	—
Proceeds from long-term debt	—	145,630	—
Common dividends paid	(46,625)	(55,956)	(59,045)
Net payments for stock awards	(9,195)	(24,741)	(2,938)
Payments on long-term debt	—	(3,807)	—
Payment of deferred financing costs	—	(1,940)	—
Repurchase of common stock	—	(247)	(5,905)
Net cash provided by (used in) financing activities	(55,820)	279,187	(67,888)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	1,623	(2,353)
Net increase (decrease) in cash, cash equivalents, and restricted cash	108,260	(218,477)	77,192
Cash, cash equivalents, and restricted cash — beginning of period	312,237	420,497	202,020
Cash, cash equivalents, and restricted cash — end of period	$420,497	$202,020	$279,212
Noncash transactions:
Non-cash additions to property and equipment	$5,562	$4,079	$9,308
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
As discussed in Note 20, beginning in the first quarter of 2021 the Company changed the way management reports financial information relied on by the Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate the resources of the Company. The Company's revised organizational structure includes the following three operating and reportable segments: (1) U.S. Higher Education, which is primarily comprised of the Company's previous Strayer University and Capella University segments and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, a new segment that is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs; and (3) Australia/New Zealand, which provides certificate and degree programs in Australia and New Zealand. During the first three quarters of 2021, the Education Technology Services segment was called the Alternative Learning segment. The Australia/New Zealand segment was not changed as a result of the Company's reorganization. Prior period segment disclosures have been restated to conform to the current period presentation.
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
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) in the consolidated statements of income.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. Higher Education institution during the academic term. The Company had approximately $0.1 million and $0.7 million of these unpaid obligations as of December 31, 2020 and 2021, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2020 and 2021, the Company had approximately $13.9 million and $9.1 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2020 and 2021 (in thousands):

	As of December 31,
	2020	2021
Cash and cash equivalents	$187,509	$268,918
Restricted cash included in other current assets	14,011	9,794
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$202,020	$279,212
Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale and consist of tax-exempt municipal securities and corporate debt securities.

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
Tuition Receivable and Allowance for Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on January 1, 2020, which revised the accounting requirements related to the measurement of credit losses and requires organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability.
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Tuition receivable	$99,942	$100,060
Allowance for credit losses	(49,773)	(48,783)
Tuition receivable, net	$50,169	$51,277
Approximately $3.6 million and $2.5 million of tuition receivable are included in other assets as of December 31, 2020 and 2021, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for each of the three years ended December 31, 2021 (in thousands):

	2019	2020	2021
Allowance for credit losses, beginning of period	$28,457	$30,931	$49,773
Impact of adopting ASC 326	—	4,571	—
Additions charged to expense	49,072	49,130	43,040
Additions from merger	2,207	3,503	—
Write-offs, net of recoveries	(48,805)	(38,362)	(44,030)
Allowance for credit losses, end of period	$30,931	$49,773	$48,783

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with the Property, Plant, and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. During the year ended December 31, 2021, the Company recognized $2.7 million of impairment charges related to property and equipment, which is included in Restructuring costs on the consolidated statements of income.
Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense was $49.5 million, $51.8 million and $59.1 million for the years ended December 31, 2019, 2020, and 2021, respectively. Included in the 2019, 2020, and 2021 depreciation and amortization expense amount is $6.3 million, $6.9 million and $7.2 million of depreciation expense, respectively, related to computer software acquired in the Capella Education Company merger in 2018 and content acquired in the ANZ acquisition in 2020, which is included in Amortization of intangible assets on the consolidated statements of income. Repairs and maintenance costs are expensed as incurred.
During the year ended December 31, 2021, the Company evaluated its leased and owned campus portfolio, which resulted in the decision to downsize or exit several of its underutilized campus locations, including two of its owned U.S. Higher Education campuses. In 2021, the Company sold the long-lived assets, consisting of land, buildings, and building improvements, related to the two owned campuses and recognized a $2.7 million gain on sale, which is included in Restructuring costs on the consolidated statements of income.
Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2021 in the consolidated statements of cash flows have been adjusted to exclude noncash purchases of property and equipment transactions during that period.
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
Leases
The Company determines if an arrangement is a lease at inception. The Company analyzes each lease agreement to determine whether it should be classified as a finance lease or operating lease. Leases with an initial term longer than 12 months are included in right-of-use (“ROU”) lease assets, lease liabilities, and lease liabilities, non-current on the Company's consolidated balance sheets. The Company combines lease and non-lease components for all leases.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,418,939 and 24,592,098 shares were issued and outstanding as of December 31, 2020 and 2021, respectively. On August 10, 2020, the Company completed a public offering of 2,185,000 shares of its common stock for total cash proceeds of $220.2 million, net of underwriting discounts and offering costs of $9.2 million. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.60 per common share for each quarter of 2021. The Company paid these quarterly cash dividends in each of March, June, September and December of 2021.

Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $149.8 million, $161.5 million and $165.1 million for the years ended December 31, 2019, 2020, and 2021, respectively, and are included within General and administration expense in our consolidated statements of income.
Stock-Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The fair value of restricted stock awards granted is measured using the fair value of the Company's common stock on the date of grant or the most recent modification date, whichever is later. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2021 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 15 for additional information.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2021 (in thousands):

	2019	2020	2021
Weighted average shares outstanding used to compute basic earnings per share	21,725	22,633	23,955
Incremental shares issuable upon the assumed exercise of stock options	54	14	5
Unvested restricted stock and restricted stock units	318	213	162
Shares used to compute diluted earnings per share	22,097	22,860	24,122

Anti-dilutive shares excluded from the diluted earnings per share calculation	16	63	324
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2019, 2020, and 2021, the balance of accumulated other comprehensive income was $233,000, net of tax of $90,000, $48.9 million, net of tax of $0.3 million, and $9.2 million, net of tax of $0.2 million, respectively. During the year ended December 31, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income to Other income on the consolidated statements of income. There were no reclassifications out of accumulated other comprehensive income to net income for the years ended December 31, 2019 and 2021.

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
The tax years since 2018 remain open for federal tax examination and the tax years since 2017 remain open to examination by state and local taxing jurisdictions in which the Company is subject.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the years ended December 31, 2020 and 2021, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections of tuition receivables in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.
3.    Business Combinations
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand pursuant to the sale and purchase agreement dated July 29, 2020. The acquired operations include Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design.
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
The Company incurred $8.1 million of acquisition-related costs related to this acquisition. These costs were primarily attributable to legal, financial, and accounting support services incurred by the Company in connection with the acquisition, and are included in Merger and integration costs in the accompanying consolidated statements of income.
During the year ended December 31, 2021, the Company finalized the fair value of assets acquired and liabilities assumed. In 2021, the Company recorded a measurement period adjustment that reduced Property and equipment, net by $0.3 million and increased goodwill by $0.3 million. This measurement period adjustment is reflected in the fair value of assets acquired and liabilities assumed in the table below.
The fair value of assets acquired and liabilities assumed as well as a reconciliation to consideration transferred is presented in the table below (in thousands):

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
The operations of ANZ were included in the consolidated financial statements as of the acquisition date. The revenue and net loss for ANZ reported within the consolidated statements of income for the year ended December 31, 2020 were $23.4 million and $10.5 million, respectively.
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
The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2019, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income (in thousands). Pro forma results for the year ended December 31, 2021 are not presented below because the results of ANZ are included in the Company's December 31, 2021 consolidated statement of income.

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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	2019	2020	2021
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$923,534	$928,476	$795,266
Other(1)	39,518	38,103	34,004
Total U.S. Higher Education Segment	963,052	966,579	829,270
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	—	22,431	245,791
Other(1)	—	950	4,333
Total Australia/New Zealand Segment	—	23,381	250,124
Education Technology Services Segment(2)	34,085	37,693	52,292
Consolidated revenue	$997,137	$1,027,653	$1,131,686
___________________________________________________________
(1) Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other non-tuition revenue streams.
(2)Education Technology Services revenue is primarily derived from tuition revenue.
Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods and services. The Company applies the five-step revenue model under ASC 606 to determine when revenue is earned and recognized.
Arrangements with students may have multiple performance obligations. For such arrangements, the Company allocates net tuition revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers and observable market prices. The standalone selling price of material rights to receive free classes or scholarships in the future is estimated based on class tuition prices or amounts of scholarships, and likelihood of redemption based on historical student attendance and completion behavior.
At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the consolidated balance sheets based on when the performance obligations are expected to be satisfied and the related benefits are expected to be realized. Substantially all of the contract liability balance classified as short term at the beginning of the year was recognized into revenue during the year ended December 31, 2021.
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
Contract Liabilities - Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate or graduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements, and must be enrolled in a bachelor’s or master's degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University temporarily allowed students to miss three consecutive terms without losing their Graduation Fund credits.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.5 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the Graduation Fund for the years ended December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Balance at beginning of period	$49,641	$53,314
Revenue deferred	26,462	21,067
Benefit redeemed	(22,789)	(22,357)
Balance at end of period	$53,314	$52,024
The portion of the Graduation Fund balance related to students enrolled in undergraduate degree programs was $52.6 million and $48.6 million as of December 31, 2020 and 2021, respectively.
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
5.    Restructuring and Related Charges
In 2018 and 2019, the Company incurred personnel-related restructuring charges due to cost reduction efforts and management changes. These changes related to the integration of Capella Education Company in order to establish an efficient ongoing cost structure for the Company. The severance and other employee separation costs incurred in connection with the integration of CEC are included in Merger and integration costs on the consolidated statements of income.
In the third quarter of 2020, the Company began implementing a restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment following the COVID-19 pandemic. Under this plan, the Company incurred severance and other employee separation costs related to voluntary and involuntary employee terminations.
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the consolidation and sale of underutilized facilities. During the years ended December 31, 2020 and 2021, the Company recorded right-of-use lease asset charges of approximately $0.4 million and $18.9 million, respectively, related to facilities consolidated as a result of the restructuring plan. The Company also recorded fixed asset impairment charges of approximately $2.7 million during the year ended December 31, 2021. During the year ended December 31, 2021, the Company recorded a $2.7 million gain from the sale of property and equipment of owned campuses that were closed in connection with the 2020 restructuring plan. All severance and other employee separation charges, right-of-use lease asset and fixed asset impairment charges, and gains on the sale of property and equipment related to the 2020 restructuring plan are included in Restructuring costs on the consolidated statements of income.

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	CEC Integration Plan	2020 Restructuring Plan	Total
Balance at December 31, 2018	$14,347	$—	$14,347
Restructuring and other charges	3,920	—	3,920
Payments	(9,984)	—	(9,984)
Adjustments	—	—	—
Balance at December 31, 2019	8,283	—	8,283
Restructuring and other charges	—	11,967	11,967
Payments	(6,448)	(10,680)	(17,128)
Adjustments	—	—	—
Balance at December 31, 2020(1)	1,835	1,287	3,122
Restructuring and other charges	—	4,618	4,618
Payments	(1,835)	(4,293)	(6,128)
Adjustments	—	—	—
Balance at December 31, 2021(1)	$—	$1,612	$1,612
___________________________________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses.
6.    Marketable Securities
The following is a summary of available-for-sale securities as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,546	$271	$—	$18,817
Corporate debt securities	10,898	163	—	11,061
Total	$29,444	$434	$—	$29,878
The following is a summary of available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$19,924	$365	$—	$20,289
Corporate debt securities	17,086	452	—	17,538
Total	$37,010	$817	$—	$37,827
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2020 and 2021 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2021, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the years ended December 31, 2019, 2020, and 2021.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Due within one year	$7,557	$6,501
Due after one year through five years	30,270	23,377
Total	$37,827	$29,878
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	December 31, 2019	December 31, 2020	December 31, 2021
Maturities of marketable securities	$43,762	$34,728	$7,495
Sales of marketable securities	—	1,464	1,805
Total	$43,762	$36,192	$9,300
The Company recorded approximately $35,000 in gross realized gains and $0.8 million in gross realized losses in net income during the years ended December 31, 2020 and December 31, 2021, respectively. The Company did not record any gross realized gains or losses in net income during the year ended and December 31, 2019.
7.    Property and Equipment
The composition of property and equipment as of December 31, 2020 and 2021 is as follows (in thousands):

	December 31, 2020	December 31, 2021	Estimated useful life (years)
Land	$7,138	$5,380	—
Buildings and improvements	21,373	16,691	5-40
Furniture and office equipment	77,337	65,054	5-7
Computer hardware	15,684	20,175	3-7
Computer software	183,015	199,635	3-10
Leasehold improvements	65,719	71,633	3-15
Construction in progress	15,517	9,246	—
	385,783	387,814
Accumulated depreciation and amortization	(226,929)	(237,225)
	$158,854	$150,589
Construction in progress includes costs associated with the construction and renovation of facilities and the development of information technology applications.
8.    Leases
The Company has long-term, non-cancelable operating leases for campuses and other administrative facilities. These leases generally range from 3 years to 15 years and may include renewal options to extend the lease term. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances. The Company subleases certain portions of unused building space to third parties.

The components of lease costs were as follows for the years ended December 31, 2019, 2020, and 2021 (in thousands)

	2019	2020	2021
Lease Cost:
Operating lease cost(1)	$35,335	$28,337	$53,957
Short-term lease cost	885	534	1,768
Sublease income	(2,696)	(2,240)	(2,255)
Total lease costs	$33,524	$26,631	$53,470
___________________________________________________________
(1)During the years ended December 31, 2019, 2020 and 2021, operating lease cost includes $6.0 million, $0.8 million, and $18.9 million of right-of-use lease asset impairment charges, respectively, related to redundant leased space that was vacated during the year.
The following table provides a summary of the Company's average lease term and discount rate as of December 31, 2020 and 2021:

	As of December 31, 2020	As of December 31, 2021
Weighted average remaining lease term (years)	5.6	7.8
Weighted average discount rate	4.37%	4.01%

Supplemental information related to the Company's leases for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	Year ended December 31, 2019	Year ended December 31, 2020	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$32,883	$32,510	$43,021
Right-of-use assets obtained in exchange for operating lease liabilities	$4,431	$12,763	$79,953
Maturities of lease liabilities (in thousands):

Year Ending December 31,
2022	$34,086
2023	31,502
2024	29,059
2025	25,752
2026	23,048
Thereafter	80,322
Total lease payments	223,769
Less: interest	(33,943)
Present value of lease liabilities	$189,826

9.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,134	$4,134	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,817	—	18,817	—
Corporate debt securities	11,061	—	11,061	—
Total assets at fair value on a recurring basis	$34,012	$4,134	$29,878	$—

Liabilities:
Deferred payments	$658	$—	$—	$658
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,841	$2,841	$—	$—
Marketable securities:
Tax-exempt municipal securities	20,289	—	20,289	—
Corporate debt securities	17,538	—	17,538	—
Total assets at fair value on a recurring basis	$40,668	$2,841	$37,827	$—

Liabilities:
Deferred payments	$1,658	$—	$—	$1,658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2020 and 2021, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.7 million as of December 31, 2021 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2020 or 2021.
Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2020 and 2021 are as follows (in thousands):

	December 31, 2020	December 31, 2021
Balance as of the beginning of period	$3,257	$1,658
Amounts paid	(1,628)	(1,470)
Other adjustments to fair value	29	470
Balance at end of period	$1,658	$658
10.    Goodwill and Intangible Assets
Goodwill
During the first quarter of 2021, the Company reallocated a portion of its goodwill to the Education Technology Services segment based on a relative fair value analysis performed using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2020 and 2021 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2019	$732,075	$—	$—	$732,075
Additions(1)	—	546,053	—	546,053
Impairments	—	—	—	—
Currency translation adjustments	—	40,398	—	40,398
Adjustments to prior acquisitions	—	—	—	—
Balance as of December 31, 2020	732,075	586,451	—	1,318,526
Reporting unit reallocation(2)	(100,000)	—	100,000	—
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(32,924)	—	(32,924)
Adjustments to prior acquisitions(3)	—	262	—	262
Balance as of December 31, 2021	$632,075	$553,789	$100,000	$1,285,864
___________________________________________________
(1)Represents additions related to the acquisition of ANZ in 2020, as discussed in Note 3.
(2)Represents the reallocation of goodwill as a result of the Company reorganizing its segments in 2021.
(3)Represents a measurement period adjustment recorded in 2021, as discussed in Note 3.
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2021, the Company performed a qualitative impairment assessment of goodwill assigned to its reporting units using the first day of the fourth quarter of 2021 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for its reporting units as of the assessment date. There were no impairment charges related to goodwill recorded during the years ended December 31, 2019, 2020, and 2021.

Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$202,861	$(135,703)	$67,158	$201,309	$(180,007)	$21,302
Not subject to amortization
Trade names	259,262	—	259,262	255,078	—	255,078
Total	$462,123	$(135,703)	$326,420	$456,387	$(180,007)	$276,380
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $55.3 million, $57.3 million, and $44.3 million for the years ended December 31, 2019, 2020 and 2021, respectively.
The following table presents future amortization expense for finite-lived intangible assets as of December 31, 2021 (in thousands):

2022	$11,619
2023	9,683
2024	—
2025	—
2026	—
2027 and thereafter	—
Total	$21,302
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
In 2021, the Company performed a qualitative impairment assessment related to its indefinite-lived intangible assets using the first day of the fourth quarter of 2021 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for the indefinite-lived intangible assets as of the assessment date. There were no impairment charges related to indefinite-lived intangible assets recorded during the years ended December 31, 2019, 2020, and 2021.

11.    Other Assets
Other assets consist of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Prepaid expenses, net of current portion	$22,418	$19,852
Equity method investments	15,795	15,582
Cloud computing arrangements	6,385	5,957
Other investments	2,527	3,576
Tuition receivable, non-current	3,585	2,466
Other	4,218	4,864
Other assets	$54,928	$52,297
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with JWMI, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2020 and 2021, $20.7 million and $19.2 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.9 million across these partnerships through 2031. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2020 and 2021 (in thousands):

	2020	2021
Limited partnership investments, beginning of period	$15,795	$15,795
Capital contributions	550	892
Pro-rata share in the net income of limited partnerships	1,862	4,925
Distributions	(2,412)	(6,030)
Limited partnership investments, end of period	$15,795	$15,582
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

12.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Trade payables	$64,049	$45,340
Accrued compensation and benefits	33,160	27,424
Accrued student obligations and other	7,533	22,754
Accounts payable and accrued liabilities	$104,742	$95,518
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
The Company was in compliance with all the covenants of the Amended Credit Facility as of December 31, 2021.
As of December 31, 2020 and 2021, the Company had approximately $141.8 million and $141.6 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.8 million and $3.6 million was denominated in Australian dollars as of December 31, 2020 and 2021, respectively.
During the years ended December 31, 2019, 2020 and 2021, the Company paid $0.5 million, $1.0 million and $2.7 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.

14.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Contract liabilities, net of current portion	$34,866	$34,704
Asset retirement obligations	7,647	9,122
Deferred payments related to acquisitions	715	—
Other	2,827	3,263
Other long-term liabilities	$46,055	$47,089
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
15.    Equity Awards
On November 6, 2018, the Company’s shareholders approved the Strategic Education, Inc. 2018 Equity Compensation Plan (the “2018 Plan”), which replaced the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2018 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2018 Plan is ten years. The number of shares of common stock authorized for issuance under the 2018 Plan is 700,000, plus the number of shares available for grant under the 2015 Plan at the time of stockholder approval of the 2018 Plan, plus the number of shares which may in the future become available under the 2015 Plan due to forfeitures of outstanding awards. As of December 31, 2021, 404,787 shares were available for issuance under the 2018 Plan.
In connection with the merger with Capella Education Company on August 1, 2018, the Capella Education Company 2014 Equity Incentive Plan (the “2014 Capella Plan”) and the Capella Education Company 2005 Stock Incentive Plan (collectively, the “Capella Plans”) were assumed by the Company. Under the Capella Plans, shares of the Company's common stock may be issued upon the exercise or settlement of equity awards that were granted prior to the merger date or pursuant to awards granted after the closing of the merger to legacy Capella Education Company employees under the 2014 Capella Plan. As of December 31, 2021, 1,020,818 shares were available for issuance to legacy Capella Education Company employees under the 2014 Capella Plan.
As of December 31, 2021, the Company has issued and outstanding awards under the 2018 Plan as well as the 2015 Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan.
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

Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2021:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2018	737,950	$114.43
Grants	158,748	128.87
Vested shares	(393,588)	141.75
Forfeitures	(34,160)	79.02
Balance, December 31, 2019	468,950	98.98
Grants	150,107	140.39
Vested shares	(116,724)	69.94
Forfeitures	(7,364)	130.68
Balance, December 31, 2020	494,969	117.91
Grants	321,965	88.02
Vested shares	(77,586)	92.38
Forfeitures	(31,807)	121.80
Balance, December 31, 2021	707,541	$106.93
Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2018	256,246	$66.80	7.0	$11,947
Grants	—	—
Exercises	(208,114)	67.61
Forfeitures/Expirations	(2,036)	58.38
Balance, December 31, 2019	46,096	63.49	5.2	4,398
Grants	—	—
Exercises	(20,522)	60.62
Forfeitures/Expirations	—	—
Balance, December 31, 2020	25,574	65.80	5.0	755
Grants	—	—
Exercises	(1,632)	69.44
Forfeitures/Expirations	(266)	87.66
Balance, December 31, 2021	23,676	$65.30	4.0	$93
Exercisable, December 31, 2021	23,676	$65.30	4.0	$93
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
The Company paid $1.8 million, and received $1.2 million and $0.1 million of net cash proceeds related to stock options exercised during the years ended December 31, 2019, 2020, and 2021, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2019, 2020, and 2021 was $17.4 million, $2.0 million and $24 thousand, respectively.

Valuation and Expense Information under Stock Compensation Topic ASC 718
At December 31, 2021, total stock-based compensation cost which has not yet been recognized was $37.6 million for unvested restricted stock and restricted stock units. This cost is expected to be recognized over the next 2.0 years on a weighted-average basis. Approximately 443,000 shares of restricted stock awards are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	2019	2020	2021
Instructional and support costs	$3,823	$5,111	$5,317
General and administration	7,970	9,499	13,535
Merger and integration costs	367	—	—
Restructuring costs	—	—	(703)
Stock-based compensation expense included in operating expense	12,160	14,610	18,149
Tax benefit	3,126	3,771	4,809
Stock-based compensation expense, net of tax	$9,034	$10,839	$13,340
During the years ended December 31, 2019, 2020, and 2021, the Company recognized windfall tax benefits related to share-based payment arrangements of approximately $4.0 million, $2.8 million, and $18,000, respectively, which were adjustments to the provision for income taxes.
16.    Other Employee Benefit Plans
The Company sponsors the Strategic Education, Inc. 401(k) Plan, which covers all eligible employees of the Company. Effective January 1, 2022, participants may voluntarily contribute up to $20,500 of their base compensation annually. The Company makes discretionary contributions to participants of the Strategic Education, Inc. 401(k) Plan through a Company match of 100% on the first 2%, and 50% on the next 2%, of the employee contributions, for a maximum company match of 3%. The Company’s contributions to these plans totaled $7.2 million, $7.6 million and $7.4 million for the years ended December 31, 2019, 2020, and 2021, respectively.
Pursuant to local laws, ANZ is required to make contributions on behalf of its employees for post-retirement benefits. In addition, ANZ has recorded a liability for long service leave, an entitlement for which employees meeting certain requirements are eligible for extended paid leave. The Company incurred $1.5 million and $8.4 million in expense related to these arrangements for the benefit of ANZ employees for the years ended December 31, 2020 and 2021, respectively.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2019, 2020, and 2021 were as follows:

	Shares purchased	Average price per share
2019	4,918	$126.83
2020	7,274	$112.65
2021	13,065	$68.94
17.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2021, $250 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2022. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital in an amount equal to the price at which the repurchased shares were originally sold, with any excess cash paid to repurchase the shares being recorded as a reduction to retained earnings.
Shares of common stock repurchased on the open market under the Company's repurchase program for the years ended December 31, 2019, 2020, and 2021 were as follows:

	Shares repurchased	Average price paid per share
2019	—	$—
2020	1,769	$139.78
2021	76,969	$76.72
18.    Commitments and Contingencies
The Company's U.S. Higher Education institutions participate in various federal student financial assistance programs which are subject to audit by agencies, including the Department of Education, the Veterans Administration, and the Department of Defense. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations, or cash flows.
19.    Income Taxes
The income tax provision for the years ended December 31, 2019, 2020 and 2021 is summarized below (in thousands):

	2019	2020	2021
Current:
Federal	$37,878	$31,398	$20,754
State	11,584	9,786	5,736
Foreign	—	125	2,761
Total current	49,462	41,309	29,251
Deferred:
Federal	(7,009)	(8,537)	(10,128)
State	133	(538)	(612)
Foreign	—	(4,545)	3,001
Total deferred	(6,876)	(13,620)	(7,739)
Total provision for income taxes	$42,586	$27,689	$21,512
The U.S. and foreign components of income (loss) before income taxes for the years ended December 31, 2019, 2020 and 2021 are summarized below (in thousands):

	2019	2020	2021
United States	$123,724	$128,822	$57,804
Foreign	—	(14,865)	18,795
Total income before income taxes	$123,724	$113,957	$76,599
The Company is making an assertion that all earnings generated by its foreign subsidiaries are permanently reinvested in non-U.S. business or are distributable to the United States without material tax implications. As such, income taxes have not been accrued in the United States with respect to foreign subsidiary earnings. The Company intends to continue to reinvest the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, as a result, have not recognized additional tax expense on these earnings.

The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax liability are as follows as of December 31, 2020 and 2021 (in thousands):

	2020	2021
Lease liabilities	$28,017	$25,706
Allowance for credit losses	14,083	13,190
Contract liabilities	8,500	10,214
Stock-based compensation	6,318	7,758
Other	6,713	7,020
Other facility-related costs	582	1,916
Loss carryforward	7,307	619
Intangible assets	(84,515)	(74,016)
Property and equipment	(20,421)	(21,320)
Right-of-use lease assets	(19,991)	(15,052)
Valuation allowance	—	(630)
Net deferred tax liability	$(53,407)	$(44,595)
The valuation allowance for deferred tax assets as of December 31, 2021 was $0.6 million and is primarily related to net operating loss carryforwards in states where the Company does not file a consolidated tax return. The Company concluded that it was more likely than not that the deferred tax asset for the net operating loss carryforwards would not be realized due to negative evidence outweighing the positive evidence regarding the realization of the deferred tax assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis. The Company had no valuation allowance for deferred tax assets as of December 31, 2020. As of December 31, 2021, Loss carryforward consists of net operating losses related to the states where the Company does not file a consolidated return.
As of December 31, 2020 and 2021, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income . The Company recognized $64,000 and $33,000 of expense related to interest and penalties in 2020 and 2021, respectively. The total amount of interest and penalties included in the consolidated balance sheets was $45,000 and $30,000 as of December 31, 2020 and 2021, respectively.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2020	2021
Beginning unrecognized tax benefits	$1,165	$314
Additions for tax positions taken in the prior year	30	948
Reductions for tax positions taken in prior years	(881)	(219)
Ending unrecognized tax benefits	$314	$1,043
The Company does not anticipate significant changes to unrecognized tax benefits within the next 12 months. As of December 31, 2021, $1.0 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate, if recognized.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2019, 2020, and 2021 is as follows:

	2019	2020	2021
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	4.6	5.6	3.4
Impact of foreign operations	—	(1.2)	2.2
Termination of deferred compensation arrangements	9.2	—	—
Transaction costs	—	0.6	—
Excess tax benefit on share-based compensation	(2.6)	(2.0)	—
Other	2.2	0.3	1.5
Effective tax rate	34.4%	24.3%	28.1%
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
Cash payments for income taxes were $48.8 million, $45.4 million, and $27.3 million in 2019, 2020, and 2021, respectively.
20.    Segment and Geographic Information
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. In the first quarter of 2021, the Company changed the way management reports financial information relied on by the Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate the resources of the Company. The Company’s revised organizational structure includes three operating and reportable segments: U.S. Higher Education (“USHE”), which is primarily comprised of the Company's previous Strayer University and Capella University segments, Education Technology Services, and Australia/New Zealand. During the first three quarters of 2021, the Education Technology Services segment was called the Alternative Learning segment. Financial reporting under the new organizational structure began in the first quarter of 2021. Prior period segment disclosures have been recast to conform to the current period presentation.
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
The Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services division are an important source of student enrollment for Strayer University and Capella University, and the majority of the revenue attributed to the Education Technology Services division is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables lower cost education benefits programs through the use of low-cost online general education courses recommended by the American Council on Education for credit at other colleges and universities.
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

A summary of financial information by reportable segment (in thousands) for the years ended December 31, 2019, 2020, and 2021 is presented in the following table:

	2019	2020	2021
Revenues
U.S. Higher Education	$963,052	$966,579	$829,270
Australia/New Zealand	—	23,381	250,124
Education Technology Services	34,085	37,693	52,292
Consolidated revenues	$997,137	$1,027,653	$1,131,686
Income (loss) from operations
U.S. Higher Education	$172,889	$193,393	$104,914
Australia/New Zealand	—	(13,275)	35,855
Education Technology Services	21,233	19,643	21,311
Amortization of intangible assets	(61,667)	(64,225)	(51,495)
Merger and integration costs	(21,923)	(13,770)	(11,201)
Restructuring costs	—	(12,382)	(25,472)
Consolidated income from operations	$110,532	$109,384	$73,912
The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment (in thousands):

	2019	2020	2021
Depreciation and amortization
U.S. Higher Education	$41,962	$41,822	$38,178
Australia/New Zealand	—	1,930	10,640
Education Technology Services	831	828	1,067
Amortization of intangible assets	61,667	64,225	51,495
Merger and integration costs	401	—	—
Restructuring costs	—	349	2,036
Consolidated depreciation and amortization	$104,861	$109,154	$103,416
Stock-Based compensation
U.S. Higher Education	$11,445	$14,452	$16,926
Australia/New Zealand	—	46	1,359
Education Technology Services	348	112	567
Merger and integration costs	367	—	—
Restructuring costs	—	—	(703)
Consolidated stock-based compensation	$12,160	$14,610	$18,149
Geographic Information
The Company's long-lived assets are comprised of Property and equipment, net and Right-of-use lease assets. The Company's long-lived assets by geographic area as of December 31, 2020 and 2021 were as follows (in thousands):

	December 31, 2020	December 31, 2021
United States	$188,343	$156,389
International	91,198	143,787
21.    Litigation
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
Wright, et al. v. Capella Education Co., et al. (now captioned Ornelas, et al. v. Capella, et al.) was filed several years ago in the United States District Court for the District of Minnesota. After the court granted Capella’s motion to dismiss in relation to all but one plaintiff, the plaintiff filed a motion for leave to file a second amended complaint on October 5, 2020, seeking to add six named plaintiffs as well as additional sub-classes and causes of action to the lawsuit. On September 22, 2021, the court affirmed a magistrate’s order granting plaintiffs’ motion to amend, and plaintiffs subsequently filed their second amended complaint. In January 2022, the parties reached an agreement in principle regarding the terms of a confidential settlement, and Capella anticipates the settlement agreement will become effective in Q1 2022, at which time the parties will file a joint Stipulation of Dismissal of the case.
22.    Regulation
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
The legislation also amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” for a description of the 90/10 Rule. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department has announced its intent to convene beginning no earlier than January 2022. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023.
Further legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals.
Consolidated Appropriations Act, 2021
On December 27, 2020, former President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the government through September 2021, provided additional COVID-related relief, and made a number of U.S. higher education changes.
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
Veterans Health Care and Benefits Improvement Act of 2020
On January 5, 2021, former President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the Department of Veterans Affairs (“VA”) for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any 1-month period. The legislation will require guidance from the VA, and most provisions became effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021, but neither Strayer University nor Capella University sought a waiver.
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
REMOTE Act
On December 21, 2021, President Biden signed into law the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act, which amended provisions of the Veterans Health Care and Benefits Improvement Act, the American Rescue Plan Act, and the THRIVE Act. The law includes changes to help institutions satisfy the Veterans Health Care and Benefits Improvement Act’s requirements by using the College Financing Plan template, in addition to extending some COVID-related flexibilities previously granted amid the pandemic. The law also extends remote learning waivers, simplifies the Department of Veterans Affairs verification process for tuition reimbursement, and fixes a technical error to ensure US institutions of higher education can continue to recruit foreign students without losing GI bill funding for their students.
CARES Act
On March 27, 2020, Congress passed and former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The Department issued sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.
The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. Through a series of administrative actions, student loan relief has been extended through May 1, 2022.
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
Gainful Employment
Under the Higher Education Act (“HEA”), a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education published final regulations related to gainful employment that went into effect on July 1, 2015, with the additional disclosure requirements that became effective January 1, 2017 and July 1, 2019 (the “2015 Regulations”).
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Strayer University and Capella University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Strayer University and Capella University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. On December 8, 2021, the Department announced its intention to establish negotiated rulemaking committees to develop proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965, as amended, with negotiations scheduled to occur January-March 2022.
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
On March 11, 2020, the 116th Congress passed a joint resolution providing for Congressional disapproval of the 2019 BDTR Rule. Former President Trump vetoed the joint resolution on May 29, 2020, and the House subsequently failed to override the veto during a vote on June 26, 2020.
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
On August 10, 2021, the Department announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965, as amended, and solicited negotiator nominations. Negotiated rulemaking for the Affordability and Student Loans Committee began October 4, 2021 and concluded December 10, 2021. See “Current Negotiated Rulemaking” below. We cannot predict the outcome of the negotiated rulemaking process.
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
On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. In June 2021, the Department of Education held virtual public hearings to gather information for providing enforcement of Title IX, as part of the Office for Civil Rights’ (“OCR”) comprehensive review of the regulation. After the public hearings, the Department of Education indicated that it plans to introduce proposed rule changes for Title IX in May 2022. On June 16, 2021, the OCR issued a notice of interpretation clarifying that the Department interprets Title IX and its enforcement authority under the regulation to include the prohibition of sex discrimination based on sexual orientation and gender identity. On July 20, 2021, the Department of Education released a Questions and Answers document outlining the OCR's interpretation of the Title IX regulations related to sexual harassment. On August 24, 2021, OCR, in alignment with recent federal court decisions, issued guidance indicating it would cease enforcement of Title IX’s current prohibition against consideration of statements made by individuals failing to submit to cross-examination. In December 2021, OCR indicated that proposed rule changes for Title IX can be expected in April 2022, one month ahead of the anticipated schedule.
Current Negotiated Rulemaking
On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for programs authorized under Title IV of the Higher Education Act of 1965, as amended. As part of the notice, the Department suggested the following topics for regulation: change of ownership and change in control of institutions of higher education under 34 CFR § 600.31; certification procedures for participation in Title IV, HEA programs under 34 CFR § 668.13; standards of administrative capability under 34 CFR § 668.16; ability to benefit under 34 CFR § 668.156; borrower defense to repayment under 34 CFR §§ 682.410, 668.411, 685.206, and 685.222; discharges for borrowers with a total and permanent disability under 34 CFR §§ 674.61, 682.402, and 685.213; closed school discharges under 34 CFR §§ 685.214 and

682.402; discharges for false certification of student eligibility under 34 CFR §§ 685.215(a)(1) and 682.402; loan repayment plans under 34 CFR §§ 682.209, 682.215, 685.208, and 685.209; the Public Service Loan Forgiveness program under 34 CFR § 685.219; mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR § 685.300) and associated counseling about such arrangements under 34 CFR § 685.304; financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk; gainful employment (formerly located in 34 CFR subpart Q); and Pell Grant eligibility for prison education programs under 34 CFR part 690. Additionally, the Department invited public input on how it could address, through regulations, gaps in postsecondary outcomes such as retention, completion, loan repayment, and student loan default by race, ethnicity, gender, and other key student characteristics. To support this work, the Department held a series of virtual public hearings in June 2021, as well as accepted written comments. At the virtual public hearings and via written comments, members of the public discussed proposed changes for all of the issues noted above, as well as comments addressing data transparency, including disclosures of outcomes for veteran students. The Department has indicated its intention to convene multiple committees, including the Affordability and Student Loans Committee. See “Affordability and Student Loans Committee” below. On October 4, 2021 the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations affecting institutional and programmatic eligibility, including the 90/10 rule. As part of the notice, the Department announced public hearings on October 26 and October 27. Meetings of this negotiated rulemaking committee are scheduled to occur January-March 2022. We cannot predict the outcome of the negotiated rulemaking process.
Affordability and Student Loans Committee
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification of student eligibility, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility or prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. The Department selected negotiators in September 2021, with negotiations occurring October-December 2021. Issue papers provided by the Department indicate the Department is considering changes to borrower to defense to repayment regulations that include eliminating a limitations period on claims, making the group claims process the default process for loan relief, establishing the borrower defense application as a form of evidence, and redefining misrepresentation. See “Current Negotiated Rulemaking” above. We cannot predict the outcome of the negotiated rulemaking process.
Institutional and Programmatic Eligibility Committee
On December 8, 2021, the Department announced its intention to establish the Institutional and Programmatic Eligibility committee, to prepare proposed regulations to address the following topics: 90/10, ability to benefit, certification procedures for participating in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for participating institutions of higher education, gainful employment, and standards of administrative capability. Committee meetings began on January 18, 2022 and are to be completed in March 2022.
Public Service Loan Forgiveness Program
On October 6, 2021, the Department of Education announced new changes and initiatives related to the Public Service Loan Forgiveness (“PSLF”) program. This announcement aimed to make discharge of federal student loans easier for those that participate in the PSLF. One such way the Department of Education is streamlining the PSLF process is by implementing a time-limited waiver, which gives borrowers flexibility in counting prior payments towards PSLF, even if the previous payments were for different loan programs such as FFEL or if the payments were partial payments. Borrowers with Direct Loans will be able to seek this waiver until October 31, 2022. The Department of Education announced that the waiver will help over 550,000 borrowers progress towards loan relief under PSLF. Additionally, the Department of Education plans to automate aspects of the PSLF process for federal employees and military service members. The Department of Education plans to pair these changes to the program with increased support and communications to borrowers who may benefit from PSLF.
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
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025.
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
Also on October 6, 2021, in an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC.
Strayer and Capella University received the FTC’s notice on October 7, 2021. The FTC made clear that receipt of the notice itself does not reflect any assessment as to whether Capella or Strayer has engaged in deceptive or unfair conduct.
Office of Enforcement
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department's Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Office of Enforcement will be comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2021, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors and executive officers:

Name	Age	Position
Directors:
Robert S. Silberman	64	Executive Chairman
J. Kevin Gilligan	67	Vice Chairman, Presiding Lead Director
Dr. Charlotte F. Beason	74	Director
Rita D. Brogley	56	Director
Dr. John T. Casteen III	78	Director
Nathaniel C. Fick	44	Director
Robert R. Grusky	64	Director
Jerry L. Johnson	51	Director
Karl McDonnell	56	Director, Chief Executive Officer
Dr. Michael A. McRobbie	71	Director
William J. Slocum	44	Director
G. Thomas Waite, III	70	Director

Executive Officers:
Daniel W. Jackson	47	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	47	Senior Vice President and General Counsel
Christa E. Hokenson	51	Senior Vice President, Chief Human Resources Officer & Chief Diversity Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. Mr. Silberman was named Executive Chairman of the Board in 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Since 2014, he has served as a Managing Director of Equity Group Investments. He also serves as the Chairman of the Board of Directors of Par Pacific Holdings, and previously served on the Board of Twenty-First Century Fox, Inc. from 2013 to 2019, and on the Board of Covanta Holding Company from 2014 to 2021. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
Mr. J. Kevin Gilligan served as the Chief Executive Officer and a member of the Board of Directors of Capella Education Company beginning in March 2009, and was appointed the Chairman of the Board of Capella Education Company in February 2010, positions he held until being appointed as Executive Vice Chairman of the Board of Strategic Education, Inc. on August 1, 2018. Mr. Gilligan resigned as an executive of the Company on August 1, 2019 and continues to serve as Vice Chairman of the Board. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board for ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. Mr. Gilligan also served as President of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan holds a bachelor’s degree in economics from Boston College. Mr. Gilligan currently serves as the Presiding Lead Director.

Dr. Charlotte F. Beason is a consultant in education and health care administration. She was Executive Director of the Kentucky Board of Nursing from 2005 to 2012. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing). From 1988 to 2004, Dr. Beason was with the Department of Veterans Affairs, first as Director of Health Professions Education Service and the Health Professional Scholarship Program, and then as Program Director, Office of Nursing Services. Dr. Beason has served on the Board since 1996 and is a member of the Nominating Committee. She is also Chairwoman of the Strayer University Board of Trustees, and serves on the Board of Trustees of Berea College. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.
Ms. Rita D. Brogley is an experienced executive and entrepreneur in both early stage and large public companies. From 2016 to 2019, Ms. Brogley was the Head of Global Enterprise Partnerships for Facebook's Messaging Platforms. Prior to that, Ms. Brogley served as President and CEO of MyBuys, a marketing technology company, from 2012 until its merger with Magnetic in 2015. From 2008 to 2011, Ms. Brogley was the CEO of Amadesa, a technology provider of website testing and optimization, and from 2000 to 2002, she served as the President and CEO of Moxi Digital, a digital home software and hardware company. Ms. Brogley served as Director of Business Development and Marketing Europe for Microsoft TV from 1997 to 2000 and was a management consultant with Bain and Company from 1995 to 1997. Ms. Brogley presently serves on the Board of Trinity Health, a healthcare system with headquarters in Michigan, and is the Chair of its Audit Committee, and on the Board of Narvar, Inc. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is the Chair of the Compensation Committee. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and a master’s degree in business administration from the Harvard Business School.
Dr. John T. Casteen III is the President Emeritus and a retired University Professor and Professor of English at the University of Virginia, where he taught literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria Group, Inc. Dr. Casteen is also director of a number of charitable and privately-held business entities, including ECHO 360. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, and is the Chair of the Nominating Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.
Mr. Nathaniel C. Fick has led Elastic NV's information security business as the General Manager of Elastic Security since 2019. Previously, he was CEO of Endgame from 2012 through its acquisition by Elastic (NYSE: ESTC) in 2019. He also led Endgame’s professional services business through its acquisition by Accenture in 2017. Mr. Fick spent nearly a decade as an operating partner at Bessemer Venture Partners, where he worked with management teams to build durable businesses. Mr. Fick writes and speaks regularly on entrepreneurship, leadership, corporate governance, and technology issues, and his commentary has been featured in the New York Times, Washington Post, Bloomberg, CNBC, NPR and CNN. He was named by Fast Company magazine as one of the “100 Most Creative People in Business” and Endgame was selected by Forbes as one of the “100 Best Cloud Companies in the World.” Mr. Fick started his career as a Marine Corps infantry and reconnaissance officer, including combat tours in Afghanistan and Iraq. His book about that experience, One Bullet Away, was a New York Times bestseller, a Washington Post "Best Book of the Year," and one of the Military Times' "Best Military Books of the Decade." Mr. Fick graduated with high honors in Classics from Dartmouth College and holds an MPA from the Harvard Kennedy School and MBA from the Harvard Business School. He serves as a Trustee of Dartmouth, and as a member of the Military and Veterans Advisory Council at JPMorgan Chase & Co. Mr. Fick was elected to the Board in 2016, and serves as the Chair of the Audit Committee.
Mr. Robert R. Grusky is the Founder and has been the Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000, was a Principal and Member from 2000 to 2005, was a Senior Advisor from 2005 to 2019, and has served on the Executive Leadership Council since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. Mr. Grusky has served on the Board since 2001, and is on the Nominating Committee. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

Mr. Jerry L. Johnson currently serves as a Partner at the Halifax Group, a private investment company, having worked with Halifax Group as an Operating Executive since 2020. Mr. Johnson was previously Senior Vice President of Strategy, Corporate Development and Investor Relations at EnPro Industries, a manufacturer of proprietary engineered products, from 2020 until joining the Halifax Group. Mr. Johnson is a founding member and previously served as a Partner at RLJ Equity Partners since 2007. His career also includes service as a White House Fellow, and as a management consultant at McKinsey & Company. Mr. Johnson previously served on the Board of Directors of Command Security Corporation from 2017 through February of 2019. Mr. Johnson graduated from the University of Tennessee with a bachelor’s degree in chemical engineering, holds an MBA from Harvard Business School, and serves on The Council of Foreign Relations. Mr. Johnson was elected to the Board on November 3, 2020, with service beginning on January 4, 2021, and serves on the Compensation Committee.
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
Dr. Michael A. McRobbie serves as University Chancellor, President Emeritus, and University Professor at Indiana University (IU). He previously served as the 18th President of IU, one of the largest universities in the U.S., from July 1, 2007 until his retirement on June 30, 2021. Dr. McRobbie served as a vice chair of the board of directors of Indiana University Health system until his retirement from IU, and is on the executive committee of the board of OneAmerica, a private mutual insurance company. Dr. McRobbie joined the Board in July of 2021. A native of Australia, Dr. McRobbie holds a bachelor of arts degree with first class honors from the University of Queensland, and a Ph.D. from Australian National University.
Mr. William J. Slocum is a partner of Inclusive Capital Partners, L.P., an investment manager founded in 2020 focused on companies solving environmental and social challenges through for-profit business models. Previously, he was a portfolio manager at Golden Gate Capital, which he joined in 2011. Mr. Slocum led public-equity investments for the Golden Gate Capital Opportunity Fund and for the Emerald Gate Equities Portfolio, employing a concentrated, long-term approach across the firm’s industry verticals. In addition to his portfolio management role, he served on Golden Gate Capital's private-equity investment review committee, and on the board of managers and compensation committee of Williston Financial Group, a title insurance and real-estate technology company licensed in 49 states. Prior to joining Golden Gate Capital, Mr. Slocum worked as a vice president at ValueAct Capital Management. Before ValueAct, Mr. Slocum worked in private equity at Parthenon Capital Partners and in strategy consulting at Bain & Company. Mr. Slocum was first elected to the Board at the 2021 Annual Meeting of Stockholders, and serves on the Audit Committee. Mr. Slocum earned a BA in economics and graduated magna cum laude from Williams College, where he was inducted into Phi Beta Kappa, and he earned an MBA, with distinction, from Harvard Business School.
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

Ms. Christa E. Hokenson is Senior Vice President, Chief Human Resources Officer & Chief Diversity Officer. Ms. Hokenson joined SEI in 2018 and brings more than 20 years of experience in business leadership, organizational consulting, and HR strategy. Previously, Ms. Hokenson was Managing Director and Chief Human Resources Officer at ProShares from 2012 to 2018, and held HR leadership positions at Capital One in both Europe and the U.S. She earned a Bachelor of Arts degree from The College of William & Mary.
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Delinquent Section 16(a) Reports” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2021.
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2021.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2021.
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

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).

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

10.11†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).

10.12†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.13†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.14†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (2021) (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2021).

10.15†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (2021) (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2021).

10.16†
Capella Education Company 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to Capella Education Company’s definitive Proxy Statement (File No. 1-33140) for its 2014 annual meeting of shareholders filed with the Commission on March 24, 2014).

10.17†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.18†
Form of Restricted Stock Award Agreement — Non-Employee Director — under the Capella Education Company 2014 Equity Compensation Plan (2021) (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2021).

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
Date: February 28, 2022

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman	February 28, 2022
Robert S. Silberman

/s/ J. Kevin Gilligan	Vice Chairman	February 28, 2022
J. Kevin Gilligan

/s/ Karl McDonnell	Chief Executive Officer and Director	February 28, 2022
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 28, 2022
Daniel W. Jackson	(Principal Financial Officer)

/s/ Tal Darmon	Chief Accounting Officer	February 28, 2022
Tal Darmon	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 28, 2022
Charlotte F. Beason

/s/ Rita D. Brogley	Director	February 28, 2022
Rita D. Brogley

/s/ John T. Casteen, III	Director	February 28, 2022
John T. Casteen, III

/s/ Nathaniel C. Fick	Director	February 28, 2022
Nathaniel C. Fick

/s/ Robert R. Grusky	Director	February 28, 2022
Robert R. Grusky

/s/ Jerry L. Johnson	Director	February 28, 2022
Jerry L. Johnson

/s/ Michael A. McRobbie	Director	February 28, 2022
Michael A. McRobbie

/s/ William J. Slocum	Director	February 28, 2022
William J. Slocum

/s/ G. Thomas Waite, III	Director	February 28, 2022
G. Thomas Waite, III