Form 10-Q
period 2022-03-31
Strategic Education, Inc.
filed 2022-05-10
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 15, 2022, there were outstanding 24,956,536 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$268,918	$293,419
Marketable securities	6,501	6,785
Tuition receivable, net	51,277	64,798
Income taxes receivable	313	—
Other current assets	40,777	52,846
Total current assets	367,786	417,848
Property and equipment, net	150,589	152,742
Right-of-use lease assets	149,587	146,508
Marketable securities, non-current	23,377	21,277
Intangible assets, net	276,380	276,267
Goodwill	1,285,864	1,303,175
Other assets	52,297	50,066
Total assets	$2,305,880	$2,367,883

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$95,518	$103,934
Income taxes payable	—	9,422
Contract liabilities	73,232	115,647
Lease liabilities	27,005	25,833
Total current liabilities	195,755	254,836
Long-term debt	141,630	141,743
Deferred income tax liabilities	44,595	39,974
Lease liabilities, non-current	162,821	158,930
Other long-term liabilities	47,089	48,087
Total liabilities	591,890	643,570
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,592,098 and 24,963,542 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively	246	250
Additional paid-in capital	1,529,969	1,528,328
Accumulated other comprehensive income	9,203	29,185
Retained earnings	174,572	166,550
Total stockholders’ equity	1,713,990	1,724,313
Total liabilities and stockholders’ equity	$2,305,880	$2,367,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2021	2022
Revenues	$290,336	$258,855
Costs and expenses:
Instructional and support costs	152,805	144,624
General and administration	86,845	94,784
Amortization of intangible assets	19,407	3,738
Merger and integration costs	1,012	410
Restructuring costs	18,267	1,858
Total costs and expenses	278,336	245,414
Income from operations	12,000	13,441
Other income (expense)	2,167	(1,171)
Income before income taxes	14,167	12,270
Provision for income taxes	4,590	5,241
Net income	$9,577	$7,029
Earnings per share:
Basic	$0.40	$0.29
Diluted	$0.40	$0.29
Weighted average shares outstanding:
Basic	23,974	23,948
Diluted	24,153	24,114
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2021	2022
Net income	$9,577	$7,029
Other comprehensive income:
Foreign currency translation adjustment	(8,712)	20,499
Unrealized losses on marketable securities, net of tax	(104)	(517)
Comprehensive income	$761	$27,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	3,868	32	—	3,900
Exercise of stock options, net	799	—	70	—	—	70
Issuance of restricted stock, net	231,467	3	(2,342)	—	—	(2,339)
Common stock dividends ($0.60 per share)	—	—	—	(14,786)	—	(14,786)
Foreign currency translation adjustment	—	—	—	—	(8,712)	(8,712)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(104)	(104)
Net income	—	—	—	9,577	—	9,577
Balance at March 31, 2021	24,651,205	$247	$1,521,145	$174,469	$40,064	$1,735,925

	For the three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	5,068	—	—	5,068
Issuance of restricted stock, net	437,946	5	(2,749)	—	—	(2,744)
Repurchase of common stock	(66,502)	(1)	(3,960)	—	—	(3,961)
Common stock dividends ($0.60 per share)	—	—	—	(15,051)	—	(15,051)
Foreign currency translation adjustment	—	—	—	—	20,499	20,499
Unrealized losses on marketable securities, net of tax	—	—	—	—	(517)	(517)
Net income	—	—	—	7,029	—	7,029
Balance at March 31, 2022	24,963,542	$250	$1,528,328	$166,550	$29,185	$1,724,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2021	2022
Cash flows from operating activities:
Net income	$9,577	$7,029
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	138	138
Amortization of investment discount/premium	24	15
Depreciation and amortization	34,571	16,272
Deferred income taxes	(8,898)	(4,955)
Stock-based compensation	3,900	5,068
Impairment of right-of-use lease assets	14,388	—
Changes in assets and liabilities:
Tuition receivable, net	(13,417)	(12,669)
Other assets	(9,897)	(6,374)
Accounts payable and accrued expenses	(10,276)	2,972
Income taxes payable and income taxes receivable	12,777	9,660
Contract liabilities	46,872	41,012
Other liabilities	(978)	(1,573)
Net cash provided by operating activities	78,781	56,595

Cash flows from investing activities:
Purchases of property and equipment	(12,650)	(9,686)
Proceeds from marketable securities	1,930	1,100
Other investments	(72)	(175)
Net cash used in investing activities	(10,792)	(8,761)

Cash flows from financing activities:
Common dividends paid	(14,778)	(15,018)
Net payments for stock awards	(2,326)	(2,849)
Repurchase of common stock	—	(3,961)
Net cash used in financing activities	(17,104)	(21,828)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(866)	2,097
Net increase in cash, cash equivalents, and restricted cash	50,019	28,103
Cash, cash equivalents, and restricted cash — beginning of period	202,020	279,212
Cash, cash equivalents, and restricted cash — end of period	$252,039	$307,315
Non-cash transactions:
Non-cash additions to property and equipment	$7,526	$5,111
Right-of-use lease assets obtained in exchange for operating lease liabilities	$46,147	$418
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
The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s three reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of Strayer University and Capella University and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, which is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs; and (3) Australia/New Zealand, which through Torrens University and associated assets, provides certificate and degree programs in Australia and New Zealand. The Company’s reportable segments are discussed further in Note 14.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of March 31, 2021 and 2022, and for the three months ended March 31, 2021 and 2022 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.
Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instructional and support costs generally contain items of expense directly attributable to activities that support students. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
General and administration expenses include salaries and benefits of management and employees engaged in finance, human resources, legal, regulatory compliance, marketing and other corporate functions. Also included are the costs of advertising and production of marketing materials. General and administration expense also includes the facilities occupancy and other related costs attributable to such functions.
Amortization of intangible assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company's merger with Capella Education Company (“CEC”) and the Company's acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”).
Merger and integration costs include integration expenses associated with the Company's merger with CEC, and transaction and integration expenses associated with the Company's acquisition of ANZ.
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, as well as early lease termination costs and impairments of right-of-use lease assets and fixed assets associated with vacating leased space in connection with the Company's restructuring plans. See Note 4 for additional information.

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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.7 million and $0.9 million of these unpaid obligations as of December 31, 2021 and March 31, 2022, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until that student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2021 and March 31, 2022, the Company had approximately $9.1 million and $12.5 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2021 and 2022 (in thousands):

	As of March 31,
	2021	2022
Cash and cash equivalents	$238,290	$293,419
Restricted cash included in other current assets	13,249	13,396
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$252,039	$307,315
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

The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	March 31, 2022
Tuition receivable	$100,060	$109,690
Allowance for credit losses	(48,783)	(44,892)
Tuition receivable, net	$51,277	$64,798
Approximately $2.5 million and $2.1 million of tuition receivable are included in other assets as of December 31, 2021 and March 31, 2022, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three months ended March 31, 2021 and 2022 (in thousands).

	For the three months ended March 31,
	2021	2022
Allowance for credit losses, beginning of period	$49,773	$48,783
Additions charged to expense	10,822	7,217
Write-offs, net of recoveries	(11,416)	(11,108)
Allowance for credit losses, end of period	$49,179	$44,892
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
Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible asset below its carrying amount. The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available, and management regularly reviews the operating results of those components.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,592,098 and 24,963,542 shares were issued and outstanding as of December 31, 2021 and March 31, 2022, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2022, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 14, 2022.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2021 and 2022 (in thousands):

	For the three months ended March 31,
	2021	2022
Weighted average shares outstanding used to compute basic earnings per share	23,974	23,948
Incremental shares issuable upon the assumed exercise of stock options	7	2
Unvested restricted stock and restricted stock units	172	164
Shares used to compute diluted earnings per share	24,153	24,114

Anti-dilutive shares excluded from the diluted earnings per share calculation	118	420
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2021 and March 31, 2022, the balance of accumulated other comprehensive income was $9.2 million, net of tax of $0.2 million, and $29.2 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income to net income for the three months ended March 31, 2021 and 2022.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the three months ended March 31, 2021 and 2022, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections of tuition receivables in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s condensed consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2021 and 2022 (in thousands):

	For the three months ended March 31,
	2021	2022
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$217,477	$187,355
Other(1)	9,070	8,411
Total U.S. Higher Education Segment	226,547	195,766
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	50,222	47,536
Other(1)	1,043	976
Total Australia/New Zealand Segment	51,265	48,512
Education Technology Services Segment(2)	12,524	14,577
Consolidated revenue	$290,336	$258,855
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
Contract Liabilities – Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate or graduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s or master's degree program. The Company’s employees and their dependents are not eligible for the Graduation Fund. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University temporarily allowed students to miss three consecutive terms without losing their Graduation Fund credits.
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
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the three months ended March 31,
	2021	2022
Balance at beginning of period	$53,314	$52,024
Revenue deferred	6,516	4,368
Benefit redeemed	(5,421)	(5,182)
Balance at end of period	$54,409	$51,210
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
4.    Restructuring and Related Charges
In the third quarter of 2020, the Company began implementing a restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment following the COVID-19 pandemic. Under this plan, the Company incurred severance and other employee separation costs related to voluntary and involuntary employee terminations.
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the consolidation and sale of underutilized facilities. During the three months ended March 31, 2021, the Company recorded right-of-use lease asset charges of approximately $14.4 million related to facilities consolidated as a result of the restructuring plan. The Company also recorded fixed asset impairment charges of approximately $2.0 million and $0.2 million during the three months ended March 31, 2021 and 2022, respectively. All severance and other employee separation charges and right-of-use lease asset and fixed asset impairment charges related to the 2020 restructuring plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the three months ended March 31, 2021 and 2022 (in thousands):

	CEC Integration Plan(1)	2020 Restructuring Plan	Total
Balance at December 31, 2020	$1,835	$1,287	$3,122
Restructuring and other charges	—	1,190	1,190
Payments	(733)	(2,123)	(2,856)
Balance at March 31, 2021	$1,102	$354	$1,456

Balance at December 31, 2021(2)	$—	$1,612	$1,612
Restructuring and other charges	—	1,462	1,462
Payments	—	(2,382)	(2,382)
Balance at March 31, 2022(2)	$—	$692	$692
_____________________________________
(1)Restructuring plan implemented following the Company's merger with CEC.
(2)Restructuring liabilities are included in accounts payable and accrued expenses.

5. Marketable Securities
The following is a summary of available-for-sale securities as of March 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,572	$31	$(232)	$18,371
Corporate debt securities	9,758	5	(72)	9,691
Total	$28,330	$36	$(304)	$28,062
The following is a summary of available-for-sale securities as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,546	$271	$—	$18,817
Corporate debt securities	10,898	163	—	11,061
Total	$29,444	$434	$—	$29,878
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2021 and March 31, 2022 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2022, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three months ended March 31, 2021 and 2022.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	March 31, 2022
Due within one year	$6,501	$6,785
Due after one year through five years	23,377	21,277
Total	$29,878	$28,062
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three months ended March 31, 2021 and 2022 (in thousands):

	For the three months ended March 31,
	2021	2022
Maturities of marketable securities	$1,930	$1,100
Sales of marketable securities	—	—
Total	$1,930	$1,100
The Company did not record any gross realized gains or losses in net income during the three months ended March 31, 2021 and 2022.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of March 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,346	$5,346	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,371	—	18,371	—
Corporate debt securities	9,691	—	9,691	—
Total assets at fair value on a recurring basis	$33,408	$5,346	$28,062	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,134	$4,134	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,817	—	18,817	—
Corporate debt securities	11,061	—	11,061	—
Total assets at fair value on a recurring basis	$34,012	$4,134	$29,878	$—

Liabilities:
Deferred payments	$658	$—	$—	$658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2021 and March 31, 2022 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The final payment related to the deferred payment arrangements was made in the first quarter of 2022.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2021 and 2022.

Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2021 and 2022 are as follows (in thousands):

	As of March 31,
	2021	2022
Balance as of the beginning of period	$1,658	$658
Amounts paid	(730)	(658)
Other adjustments to fair value	418	—
Balance at end of period	$1,346	$—
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2022 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2021	$632,075	$553,789	$100,000	$1,285,864
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	17,311	—	17,311
Adjustments to prior acquisitions	—	—	—	—
Balance as of March 31, 2022	$632,075	$571,100	$100,000	$1,303,175
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2022 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three months ended March 31, 2021 and 2022.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$201,309	$(180,007)	$21,302	$201,875	$(182,903)	$18,972
Not subject to amortization
Trade names	255,078	—	255,078	257,295	—	257,295
Total	$456,387	$(180,007)	$276,380	$459,170	$(182,903)	$276,267
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $16.9 million and $2.9 million for the three months ended March 31, 2021 and 2022, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.

The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2022 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three months ended March 31, 2021 and 2022.
8. Other Assets
Other assets consist of the following as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	March 31, 2022
Prepaid expenses, net of current portion	$19,852	$20,011
Equity method investments	15,582	13,887
Cloud computing arrangements	5,957	6,547
Other investments	3,576	3,677
Tuition receivable, non-current	2,466	2,062
Other	4,864	3,882
Other assets	$52,297	$50,066
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2021 and March 31, 2022, $19.2 million and $18.8 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
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
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2021 and 2022 (in thousands):

	For the three months ended March 31,
	2021	2022
Limited partnership investments, beginning of period	$15,795	$15,582
Capital contributions	72	—
Pro-rata share in the net income (loss) of limited partnerships	2,714	(313)
Distributions	(702)	(1,382)
Limited partnership investments, end of period	$17,879	$13,887
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
9.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	March 31, 2022
Trade payables	$45,340	$49,481
Accrued compensation and benefits	27,424	31,565
Accrued student obligations and other	22,754	22,888
Accounts payable and accrued expenses	$95,518	$103,934
10.    Long-Term Debt
On November 3, 2020, the Company entered into an amended credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. The maturity date of the Amended Credit Facility is November 3, 2025. The Company paid approximately $1.9 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.
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
•A U.S. Department of Education (the “Department” or “Department of Education”) Financial Responsibility Composite Score of not less than 1.0 for any fiscal year and not less than 1.5 for any two consecutive fiscal years.
The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2022.

As of December 31, 2021 and March 31, 2022, the Company had approximately $141.6 million and $141.7 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.6 million and $3.7 million was denominated in Australian dollars as of December 31, 2021 and March 31, 2022, respectively.
During the three months ended March 31, 2021 and 2022, the Company paid $0.7 million and $0.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
11.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	March 31, 2022
Contract liabilities, net of current portion	$34,704	$35,259
Asset retirement obligations	9,122	9,423
Other	3,263	3,405
Other long-term liabilities	$47,089	$48,087
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
12.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2021 and 2022 (in thousands):

	For the three months ended March 31,
	2021	2022
Instructional and support costs	$1,225	$1,607
General and administration	2,675	3,461
Stock-based compensation expense included in operating expense	3,900	5,068
Tax benefit	1,000	1,334
Stock-based compensation expense, net of tax	$2,900	$3,734
During the three months ended March 31, 2021 and 2022, the Company recognized a $0.1 million windfall tax benefit and a $1.3 million tax shortfall, respectively, related to share-based payment arrangements, which was recorded as an adjustment to the provision for income taxes.
13.    Income Taxes
During the three months ended March 31, 2021 and 2022, the Company recorded income tax expense of $4.6 million and $5.2 million, reflecting an effective tax rate of 32.4% and 42.7%, respectively.
The Company had $1.0 million of unrecognized tax benefits as of December 31, 2021 and March 31, 2022. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $0.4 million and $0.5 million in income taxes during the three months ended March 31, 2021 and 2022, respectively.
The tax years since 2018 remain open for federal, state, and local taxing jurisdictions in which the Company is subject to taxation.

14. Segment Reporting
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. The Company’s organizational structure includes three operating and reportable segments: U.S. Higher Education, Education Technology Services, and Australia/New Zealand.
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
A summary of financial information by reportable segment for the three months ended March 31, 2021 and 2022 is presented in the following table (in thousands):

	For the three months ended March 31,
	2021	2022
Revenues
U.S. Higher Education	$226,547	$195,766
Australia/New Zealand	51,265	48,512
Education Technology Services	12,524	14,577
Consolidated revenues	$290,336	$258,855
Income (loss) from operations
U.S. Higher Education	$47,754	$15,483
Australia/New Zealand	(2,949)	(749)
Education Technology Services	5,881	4,713
Amortization of intangible assets	(19,407)	(3,738)
Merger and integration costs	(1,012)	(410)
Restructuring costs	(18,267)	(1,858)
Consolidated income from operations	$12,000	$13,441
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
On April 20, 2021, Capella University received a letter from the Department of Education referencing the Wright matter (described below), and indicating that the Department will require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella University. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella University has since received approximately 500 applications for borrower defense to repayment and is cooperating with the Department’s fact-finding process. At this time, the Company is unable to predict the outcome of the Department's fact-finding process or the resolution of the borrower defense applications.
Wright, et al. v. Capella Education Co., et al. (now captioned Ornelas, et al. v. Capella, et al.) was filed several years ago in the United States District Court for the District of Minnesota. After the court granted Capella’s motion to dismiss in relation to all but one plaintiff, the plaintiff filed a motion for leave to file a second amended complaint on October 5, 2020, seeking to add six named plaintiffs as well as additional sub-classes and causes of action to the lawsuit. On September 22, 2021, the court affirmed a magistrate’s order granting plaintiff’s motion to amend, and plaintiffs subsequently filed their second amended complaint. The parties entered into a confidential settlement which became effective on April 20, 2022, and on April 25, 2022 the parties filed a joint stipulation of dismissal with prejudice.
16.    Regulation
United States Regulation
American Rescue Plan Act of 2021
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. Similar to previous stimulus packages, this legislation provided additional funding for the Higher Education Emergency Relief Fund. A small portion of the $39.6 billion allocated for institutions of higher education was made available for student emergency aid for students at for-profit institutions. Capella University disbursed $184,323 to students of the highest need in June 2021, and Strayer University disbursed $2,554,682 to students of the highest need in July 2021.
The legislation also amended the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for a description of the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department began in January 2022. In March 2022, the Institutional and Programmatic Eligibility negotiated rulemaking committee reached consensus on changes to the 90/10 Rule, which may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule.
Other legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue), or to eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
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
In addition, the legislation includes a number of higher education-related provisions, including: eliminating the “expected family contribution” from the Free Application for Federal Student Aid (“FAFSA”) and replacing it with a “Student Aid Index;”

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
The bill also provided $22.7 billion for higher education institutions and students impacted by COVID-19, including $680.9 million (3 percent of the total) for student emergency aid for students at for-profit institutions. In January 2021, the Department released a table of institutional allocation of funds, which indicated that Capella University was eligible for $328,602 and Strayer University was eligible for $5,831,606, all of which was disbursed to students with the highest need in the form of direct grants in spring 2021.
Veterans Health Care and Benefits Improvement Act of 2020
On January 5, 2021, former President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expanded student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the U.S. Department of Veterans Affairs (“VA”) for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any 1-month period. Most provisions became effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021, but neither Strayer University nor Capella University sought a waiver. The legislation requires further guidance from the VA.
THRIVE Act
On June 8, 2021, President Biden signed into law the Training in High-Demand Roles to Improve Veteran Employment Act (the “THRIVE Act”), which amended provisions of the Veterans Health Care and Benefits Improvement Act and the American Rescue Plan Act. The law requires the U.S. Department of Labor and VA to collaborate on a list of high-demand occupations for a rapid retraining assistance program. Additionally, the law requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The THRIVE Act amended the Veterans Health Care and Benefits Improvement Act by clarifying that programs pursued solely through distance education on a half-time basis or less are not eligible for the housing stipend that is generally available for retraining programs. As noted above, the Veterans Health Care and Benefits Improvement Act prohibits certain high-pressure recruiting tactics. The THRIVE Act requires the VA to take disciplinary action if a person with whom an institution has a recruiting or educational services agreement violates the VA’s incentive compensation bans.
REMOTE Act
On December 21, 2021, President Biden signed into law the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act, which amended provisions of the Veterans Health Care and Benefits Improvement Act, the American Rescue Plan Act, and the THRIVE Act. The law includes changes to help institutions satisfy the Veterans Health Care and Benefits Improvement Act’s requirements by using the College Financing Plan template, in addition to extending some COVID-related flexibilities previously granted amid the pandemic. The law also extends remote learning waivers, simplifies the VA verification process for tuition reimbursement, and fixes a technical error to ensure U.S. institutions of higher education can continue to recruit foreign students without losing GI bill funding for their students.
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
The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. Through a series of administrative actions, student loan relief has been extended through August 31, 2022.
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
Institutions received funds under the Education Stabilization Fund based on a formula that factors in their relative percentage of full-time, Federal Pell Grant-eligible students who were not exclusively enrolled in online education prior to the emergency period. On April 9, 2020, the Department published guidance and funding levels for the Education Stabilization Fund, indicating that Strayer University was eligible to receive $5,792,122. Given that Strayer University is predominantly online, and very few students take only on-ground classes, Strayer declined to accept the funds allocated to it because most students would not have expenses related to the disruption of campus operations. Instead, Strayer University provided a $500 tuition grant for all students who had enrolled in on-ground classes for the Spring term, prior to the classes being converted to online. Because Capella University’s students are exclusively online, Capella University was ineligible for Education Stabilization funding.
Consolidated Appropriations Act, 2022
On March 15, 2022 President Biden signed into law the Consolidated Appropriations Act of 2022. The bill allocated $76.4 billion to the Department of Education and its programs, including a $400 increase to the maximum Pell Grant award, bringing the total to $6,895 for the 2022-23 award year. In addition, campus-based aid programs were increased, with $895 million allocated for the Federal Supplemental Educational Opportunity Grant (FSEOG) program, an increase of $15 million above the FY 2021 enacted level, and $1.21 billion allocated for Federal Work-Study (FWS), an increase of $20 million above the FY 2021 enacted level.
In addition to the increases in federal student aid funding, the bill provides $2.1 billion for career, technical, and adult education, $61 million above the FY 2021 enacted level, and an additional $3 billion for higher education programs, $452 million more than the FY 2021 enacted level. The bill also dictates the Department requirements related to federal loan servicing, including appropriations for just over $2 billion for expenses related to the administration of the federal loan program, and makes a number of changes to the FAFSA Simplification Act.
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
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020 (the “2019 Regulations”). Both Strayer University and Capella University implemented the 2019 Regulations early, by means permitted by the Secretary of the Department of Education, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Strayer University and Capella University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. On December 8, 2021, the Department announced its intention to establish negotiated rulemaking committees to develop proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965. Negotiated rulemaking committee sessions occurred January-March 2022, and the Institutional and Programmatic Eligibility committee failed to reach consensus on the Gainful Employment topic. See “Current Negotiated Rulemaking” below. We cannot predict what a future gainful employment regulation may include.
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
On August 10, 2021, the Department announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking for the Affordability and Student Loans Committee began October 4, 2021 and concluded December 10, 2021, with the committee failing to reach consensus on Borrower Defense to Repayment. On April 22, 2022, the draft BDTR rule arrived at the Office of Information and Regulatory Affairs; the Department has indicated it intends to release the draft rule for public comment in May, 2022. See “Current Negotiated Rulemaking” below. We cannot predict what a future BDTR regulation may include.
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
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary's decision. Both HLC and Middle States Commission on Higher Education (“Middle States”), the institutional accreditor for Strayer University, have applied for renewal of their recognition by the Department. NACIQI is scheduled to consider their applications in winter 2023.
Distance Education and Innovation
On August 24, 2020, the Department of Education published final rules related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. Among other changes, the final rules established an updated definition of distance education; amended the existing definition of the credit hour; created a definition of academic engagement; and updated eligibility and program design, for programs offered through the direct assessment of learning. The final rules also made operational changes to several financial aid awarding, disbursing and refunding rules, including how aid can be delivered to students enrolled in subscription period programs, such as Capella University’s FlexPath offerings. The final rule became effective July 1, 2021.
Title IX
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX of the Education Amendments of 1972 (“Title IX”), which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules defined what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, described what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specified how an institution must respond to allegations of sexual harassment. Among other things, the rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not obtain its own advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020.
On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. In June 2021, the Department of Education held virtual public hearings to gather information for providing enforcement of Title IX, as part of the Office for Civil

Rights’ (“OCR”) comprehensive review of the regulation. On June 16, 2021, the OCR issued a notice of interpretation clarifying that the Department interprets Title IX and its enforcement authority under the regulation to include the prohibition of sex discrimination based on sexual orientation and gender identity. On July 20, 2021, the Department of Education released a Questions and Answers document outlining the OCR's interpretation of the Title IX regulations related to sexual harassment. On August 24, 2021, OCR, in alignment with recent federal court decisions, issued guidance indicating it would cease enforcement of Title IX’s current prohibition against consideration of statements made by individuals failing to submit to cross-examination. The Department of Education has indicated that it plans to publish proposed rule changes for Title IX in May 2022.
Current Negotiated Rulemaking
On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for programs authorized under Title IV of the Higher Education Act of 1965, as amended. As part of the notice, the Department suggested the following topics for regulation: change of ownership and change in control of institutions of higher education under 34 CFR § 600.31; certification procedures for participation in Title IV, HEA programs under 34 CFR § 668.13; standards of administrative capability under 34 CFR § 668.16; ability to benefit under 34 CFR § 668.156; borrower defense to repayment under 34 CFR §§ 682.410, 668.411, 685.206, and 685.222; discharges for borrowers with a total and permanent disability under 34 CFR §§ 674.61, 682.402, and 685.213; closed school discharges under 34 CFR §§ 685.214 and 682.402; discharges for false certification of student eligibility under 34 CFR §§ 685.215(a)(1) and 682.402; loan repayment plans under 34 CFR §§ 682.209, 682.215, 685.208, and 685.209; the Public Service Loan Forgiveness program under 34 CFR § 685.219; mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR § 685.300) and associated counseling about such arrangements under 34 CFR § 685.304; financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk; gainful employment (formerly located in 34 CFR subpart Q); and Pell Grant eligibility for prison education programs under 34 CFR part 690. Additionally, the Department invited public input on how it could address, through regulations, gaps in postsecondary outcomes such as retention, completion, loan repayment, and student loan default by race, ethnicity, gender, and other key student characteristics. To support this work, the Department held a series of virtual public hearings in June 2021, as well as accepted written comments. At the virtual public hearings and via written comments, members of the public discussed proposed changes for all of the issues noted above, as well as comments addressing data transparency, including disclosures of outcomes for veteran students. The Department indicated its intention to convene multiple committees, including the Affordability and Student Loans committee and the Institutional and Programmatic Eligibility committee. See “Affordability and Student Loans Committee” and “Institutional and Programmatic Eligibility Committee” below.
Following completion of a negotiated rulemaking process, the Department of Education issues proposed rules for public comment. If the negotiated rulemaking committee reached consensus on a topic, the Department of Education is bound to propose a rule consistent with the consensus. Following public comment, the Department issues final regulations, which, if published by November 1, would take effect July 1 of the following year.
Affordability and Student Loans Committee
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification of student eligibility, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility for prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. The Department selected negotiators in September 2021, with negotiations occurring October-December 2021. In December 2021, the Affordability and Student Loans committee reached consensus on four of twelve topics: discharges for false certification of student eligibility, Pell Grant eligibility for prison education programs, discharges for borrowers with total and permanent disability, and interest capitalization. It did not reach consensus on borrower defenses to repayment and other topics. We cannot predict the outcome of the negotiated rulemaking process.
Institutional and Programmatic Eligibility Committee
On December 8, 2021, the Department announced its intention to establish the Institutional and Programmatic Eligibility committee, to prepare proposed regulations to address the following topics: 90/10, ability to benefit, certification procedures for participating in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for participating institutions of higher education, gainful employment, and standards of administrative capability. Committee meetings occurred January-March 2022. In March 2022, the committee reached consensus on two of seven topics: ability to benefit and changes to the 90/10 rule.

The consensus language on 90/10 includes changes to requirements impacting non-Title IV program revenue, and the treatment of “Federal funds” within the calculation. The consensus language indicates that the Secretary of Education will identify via Federal Register notice, the federal agencies and educational assistance funds provided by that agency that will count toward the “90” portion of the 90/10 calculation. Such agencies may include the U.S. Department of Defense and the VA.
During the negotiated rulemaking process, the Department also proposed a number of changes to financial responsibility regulations, but did not reach consensus on the language. The proposal included new mandatory and discretionary triggers that would require the posting of financial protections. Among other things, the Department proposed a discretionary trigger in the event of significant fluctuations in Title IV aid; a discretionary trigger for pending borrower defense claims; and a discretionary trigger for when institutions close most or all on-ground locations but maintain an online presence.
The Department also proposed as part of the negotiated rulemaking process the reestablishment of gainful employment regulations, which would apply to all programs (including non-degree programs) at proprietary institutions and non-degree programs at public and private nonprofit institutions. Among other items, the Department proposed to use the first four digits of the CIP (Classification of Instructional Program) code to identify gainful employment programs; to remove the “zone” concept pertaining to debt-to-earnings rates; and to establish that a program would fail the debt-to-earnings rate measure if, among other measures, its debt-to-earnings rate is greater than 8 percent and its discretionary earnings rate is greater than 20 percent. The Department also proposed including Parent PLUS loans when determining student debt load, and included a new “earnings threshold” measure comparing the median annual earnings for students who completed the program to the median earnings for a working adult aged 25-34 with only a high school diploma in the state in which the institution is located (or nationally based on the percentage of students located in the same state as the institution). The Department’s proposal would deem a program ineligible for Title IV funding if the program failed either metric (debt-to-earnings or earnings threshold) two out of three consecutive years.
Among other topics, the Department proposed a number of additional changes to regulations regarding administrative capability, change of control and certification issues, none of which reached consensus. We cannot predict the outcome of the negotiated rulemaking process.
Public Service Loan Forgiveness Program
On October 6, 2021, the Department of Education announced new changes and initiatives related to the Public Service Loan Forgiveness (“PSLF”) program. This announcement aimed to make discharge of federal student loans easier for those who participate in the PSLF. One way the Department of Education is streamlining the PSLF process is by implementing a time-limited waiver, which gives borrowers flexibility in counting prior payments towards PSLF, even if the previous payments were for different loan programs such as FFEL or if the payments were partial payments. Borrowers with Direct Loans will be able to seek this waiver until October 31, 2022. The Department of Education announced that the waiver will help over 550,000 borrowers progress towards loan relief under PSLF. Additionally, the Department of Education plans to automate aspects of the PSLF process for federal employees and military service members. The Department of Education plans to pair these changes to the program with increased support and communications to borrowers who may benefit from PSLF.
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
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella University must apply for and receive approval from the Department in connection with new locations or the addition of new Title IV-eligible educational programs. Capella University will be required to apply for recertification by September 30, 2022.
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
Strayer University and Capella University received the FTC’s notice on October 7, 2021. The FTC made clear that receipt of the notice itself does not reflect any assessment as to whether Strayer University or Capella University has engaged in deceptive or unfair conduct.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) is a U.S. government agency established to protect the interests of consumers in their dealings with banks, lenders and other financial institutions. On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. The CFPB has further informed the Company that it intends to conduct an announced education loan exam in June 2022.

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
Torrens is one of 44 universities in Australia. It is a for-profit entity and registered as a university by TEQSA. As a self-accrediting university, it is not required to have its courses of study accredited by TEQSA. Torrens is also registered by ASQA as an RTO and is thus entitled to offer vocational and training courses.
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

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021.
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies, the impact of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
Background
Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations emphasize relationships through our Education Technology Services segment with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs.

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
We have taken measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis, including payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 pandemic. In the third quarter of 2020, we began implementing a restructuring plan that included both voluntary and involuntary employee terminations in an effort to reduce ongoing operating costs to align with changes in enrollment. Our restructuring efforts have also included the consolidation of underutilized facilities in response to changes in enrollment trends and as a result of our work-from-home policies.
As the pandemic has continued, we have seen sustained weakness in demand, especially in the United States, where total enrollment in our U.S. Higher Education segment declined 13% in the first quarter of 2022, compared to the same period in 2021. Enrollment in ANZ also has been impacted by the pandemic and the related closure of international borders in Australia and New Zealand.
We believe our current financial position and expected operating results, and ability to further control costs, are sufficient to support the ongoing operation of SEI in a manner that protects the health and well-being of our employees, students, and partners.
Company Overview
As of March 31, 2022, we had the following reportable segments:
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
•In the first quarter of 2022, USHE enrollment decreased 13% to 78,172 compared to 89,482 for the same period in 2021.
•Trailing 4-quarter student persistence within USHE was 86.8% in the fourth quarter of 2021 compared to 86.7% for the same period in 2020. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
87.2%	86.6%	86.8%	86.7%	86.5%	87.0%	86.9%	86.8%
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
•In the first quarter of 2022, employer affiliated enrollment as a percentage of USHE enrollment was 23.0% compared to 20.7% for the same period in 2021.
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
•In the first quarter of 2022, Australia/New Zealand enrollment decreased 4% to 20,575 compared to 21,469 for the same period in 2021.
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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the three months ended March 31, 2022 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University temporarily allowed students to miss three consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2022, we had deferred $51.2 million for estimated redemptions earned under the Graduation Fund, as compared to $52.0 million at December 31, 2021. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2022, our bad debt expense was 2.8% of revenue, compared to 3.7% for the same period in 2021. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2022 would have changed our income from operations by approximately $1.1 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2022 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three month period ended March 31, 2022.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three month period ended March 31, 2022.
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
Results of Operations
In the first quarter of 2022, we generated $258.9 million in revenue compared to $290.3 million in 2021. Our income from operations was $13.4 million for the first quarter of 2022 compared to $12.0 million in 2021, primarily due to lower restructuring costs and amortization expense of intangible assets, partially offset by lower earnings in the USHE segment. Net income in the first quarter of 2022 was $7.0 million compared to $9.6 million for the same period in 2021. Diluted earnings per share was $0.29 compared to $0.40 for the same period in 2021.
In the accompanying analysis of financial information for 2022 and 2021, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
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
•discrete tax adjustments related to stock-based compensation and other adjustments; and
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three months ended March 31, 2022 are also presented on a constant currency basis utilizing an exchange rate of 0.7728 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2021.
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
Adjusted results for 2021 exclude foreign currency exchange impacts and are therefore not directly comparable to adjusted results previously reported for the three months ended March 31, 2021. Adjusted income from operations was $19.4 million in the first quarter of 2022 compared to $52.9 million in 2021. Adjusted net income was $13.1 million in the first quarter of 2022 compared to $37.0 million in 2021, and adjusted diluted earnings per share was $0.54 in the first quarter of 2022 compared to $1.53 in 2021.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$290,336	$2,223	$—	$—	$—	$—	$292,559
Total costs and expenses	$278,336	$(19,407)	$(1,012)	$(18,267)	$—	$—	$239,650
Income from operations	$12,000	$21,630	$1,012	$18,267	$—	$—	$52,909
Operating margin	4.1%						18.1%
Income before income taxes	$14,167	$21,630	$1,012	$18,267	$(2,783)	$—	$52,293
Net income	$9,577	$21,630	$1,012	$18,267	$(2,783)	$(10,688)	$37,015

Diluted earnings per share	$0.40						$1.53
Weighted average diluted shares outstanding	24,153						24,153
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$258,855	$—	$—	$—	$—	$—	$258,855
Total costs and expenses	$245,414	$(3,738)	$(410)	$(1,858)	$—	$—	$239,408
Income from operations	$13,441	$3,738	$410	$1,858	$—	$—	$19,447
Operating margin	5.2%						7.5%
Income before income taxes	$12,270	$3,738	$410	$1,858	$387	$—	$18,663
Net income	$7,029	$3,738	$410	$1,858	$387	$(358)	$13,064

Diluted earnings per share	$0.29						$0.54
Weighted average diluted shares outstanding	24,114						24,114
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
(2)Reflects transaction and integration expenses associated with the Company's merger with Capella Education Company, including premerger litigation settlement, and the Company's acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company's restructuring.
(4)Reflects income/loss recognized from the Company's investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.0% and 29.2% for the three months ended March 31, 2022 and 2021, respectively.

The table below presents our adjusted results of operations on a constant currency basis for the three months ended March 31, 2022 (amounts in thousands, except per share data):

	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$258,855	$2,886	$261,741
Total costs and expenses	$239,408	$3,150	$242,558
Income from operations	$19,447	$(264)	$19,183
Operating margin	7.5%		7.3%
Income before income taxes	$18,663	$(268)	$18,395
Net income	$13,064	$(210)	$12,854

Diluted earnings per share	$0.54		$0.53
Weighted average diluted shares outstanding	24,114		24,114
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three months ended March 31, 2022 at a constant exchange rate of 0.7728 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2021.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenues. Consolidated revenue decreased to $258.9 million, compared to $290.3 million in the same period in the prior year, primarily due to declines in enrollment. In the USHE segment for the three months ended March 31, 2022, total enrollment decreased 13% to 78,172 from 89,482 for the same period in 2021. USHE segment revenue decreased 13.6% to $195.8 million compared to $226.5 million in 2021 primarily as a result of declines in enrollment. Near term revenue in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments. In the Australia/New Zealand segment for the three months ended March 31, 2022, total enrollment decreased 4% to 20,575 from 21,469 for the same period in 2021. Australia/New Zealand segment revenue decreased 5.4% to $48.5 million compared to $51.3 million in 2021 as a result of declines in enrollment and revenue-per-student. In the Education Technology Services segment, revenue for the three months ended March 31, 2022 increased 16.4% to $14.6 million compared to $12.5 million in 2021 as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $144.6 million, compared to $152.8 million in the same period in the prior year, principally due to lower facility costs and bad debt expense. Consolidated instructional and support costs as a percentage of revenues increased to 55.9% in the first quarter of 2022 from 52.6% in the first quarter of 2021.
General and administration expenses. Consolidated general and administration expenses increased to $94.8 million in the first quarter of 2022 compared to $86.8 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 36.6% in the first quarter of 2022 from 29.9% in the first quarter of 2021.
Amortization of intangible assets. Amortization of intangible assets decreased to $3.7 million in the first quarter of 2022 compared to $19.4 million in 2021, due to the finite-lived intangible assets acquired through the merger with Capella Education Company being fully amortized as of the third quarter of 2021.
Merger and integration costs. Merger and integration costs decreased to $0.4 million in the first quarter of 2022 compared to $1.0 million for the same period in 2021, as a result of lower integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $1.9 million in the first quarter of 2022 compared to $18.3 million in 2021, primarily due to $16.4 million of right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the first quarter of 2021.
Income from operations. Consolidated income from operations increased to $13.4 million in the first quarter of 2022 compared to $12.0 million in the first quarter of 2021, principally due to lower restructuring costs and amortization expense of intangible assets, partially offset by lower earnings in the USHE segment. USHE segment income from operations decreased 67.6% to $15.5 million in the first quarter of 2022, compared to $47.8 million in the first quarter of 2021, primarily due to lower enrollments and increased investments in marketing initiatives. In the Australia/New Zealand segment, loss from operations was $0.7 million in the first quarter of 2022, compared to a $2.9 million loss in the first quarter of 2021, primarily driven by a $2.2 million purchase accounting reduction in 2021 related to contract liabilities acquired in the acquisition. In the Education Technology Services segment, income from operations for the three months ended March 31, 2022 decreased 19.9% to $4.7 million compared to $5.9 million in 2021 as a result of increased investment in outreach to corporate partners, partially offset by growth in Sophia Learning and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) decreased to $1.2 million of expense in the first quarter of 2022 compared to $2.2 million of income in the first quarter of 2021, as a result of a decrease in investment income from our limited partnership investments. We incurred $0.9 million of interest expense in the three months ended March 31, 2022 and 2021.
Provision for income taxes. Income tax expense was $5.2 million in the first quarter of 2022, compared to $4.6 million in the first quarter of 2021. Our effective tax rate for the quarter was 42.7%, compared to 32.4% for the same period in 2021. The increase in the effective tax rate in 2022 was primarily due to a $1.3 million tax shortfall recognized through share-based payment arrangements.
Net income. Net income decreased to $7.0 million in the first quarter of 2022 compared to $9.6 million in the first quarter of 2021 due to the factors discussed above.
Liquidity and Capital Resources
At March 31, 2022, we had cash, cash equivalents, and marketable securities of $321.5 million compared to $298.8 million at December 31, 2021 and $274.0 million at March 31, 2021. At March 31, 2022, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2022. As of March 31, 2022 and 2021, we had $141.7 million and $141.8 million, respectively, outstanding under our Revolving Credit Facility. During the three months ended March 31, 2022 and 2021, we paid $0.4 million and $0.7 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the three months ended March 31, 2022 was $56.6 million, compared to $78.8 million for the same period in 2021. The decrease in net cash from operating activities was primarily driven by lower earnings in the USHE segment, partially offset by favorable timing of payments of working capital.
Capital expenditures decreased to $9.7 million for the three months ended March 31, 2022, compared to $12.7 million for the same period in 2021, due to the timing of capital projects.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in February 2022. During the three months ended March 31, 2022, we paid a total of $15.0 million in cash dividends on our common stock. During the three months ended March 31, 2022, we paid $4.0 million to repurchase common shares in the open market under our repurchase program. As of March 31, 2022, we had $246.0 million of share repurchase authorization remaining to use through December 31, 2022.
For the first quarter of 2022 and 2021, bad debt expense as a percentage of revenue was 2.8% and 3.7%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at March 31, 2022 and 2021. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the three months ended March 31, 2022 and 2021, we earned interest income of $0.2 million and $0.3 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2022, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At March 31, 2022, we had $141.7 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings would cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. At March 31, 2022, we had no exposure to the discontinued LIBOR settings and had approximately $141.7 million of LIBOR-based debt outstanding on our Revolving Credit Facility. Our Revolving Credit Facility includes mechanisms for replacing the applicable reference rate, which we do not expect to be materially different from LIBOR.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 18.7% of our consolidated revenues for the three months ended March 31, 2022. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the three months ended March 31, 2022, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $4.9 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the three months ended March 31, 2022 was an increase of $2.1 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2022, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
We are involved in litigation and other legal proceedings arising out of the ordinary course of our business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and we may incur costs in the future to defend, settle, or otherwise resolve them. We currently believe that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period. See Note 15, Litigation, in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for additional information regarding our legal proceedings and related matters, which information is incorporated herein by reference.
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the revised risk factor included below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”), Federal Trade Commission (“FTC”), and Federal Communications Commission and various state agencies and state attorneys general enforce consumer protection, calling and texting, marketing, privacy and data security, and other laws applicable to post-secondary educational institutions. Findings of noncompliance could result in monetary damages, fines, penalties, injunctions, or restrictions or obligations that could have a material adverse effect on our business. Some of these laws also include private rights of action.
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
On October 6, 2021 the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. In an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued that same day an informational notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Strayer University and Capella University received the FTC’s notice on October 7, 2021, although the FTC made clear that receipt of the notice itself does not reflect any assessment as to whether Strayer University or Capella University has engaged in deceptive or unfair conduct.
On April 4, 2022, the Company received correspondence from the Consumer Financial Protection Bureau (“CFPB”), in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022.
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. As discussed in Note 16, Regulation, in the condensed consolidated financial statements appearing in Part I, Item 1 of this report under “Current Negotiated Rulemaking,” the Department of Education has convened negotiated rulemaking committees to address issues such as borrower defense to repayment, misrepresentation, mandatory arbitration agreements, gainful employment rules, and federal government oversight into changes in ownership for institutions of higher education. Certain proposals related to these issues could raise the cost of compliance for Strayer University or Capella University or require changes in the educational programs offered by Strayer University and Capella University in order to comply with new rules. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Strayer University or Capella University.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, the Company paid $4.0 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $246.0 million as of March 31, 2022, and is available for use through December 31, 2022. A summary of the Company's share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 12/31/21)				$250.0
January	—	$—	—	250.0
February	—	—	—	250.0
March	66,502	59.56	66,502	246.0
Total (at 03/31/22)	66,502	$59.56	66,502	$246.0
_____________________________________
(1)The Company's repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 3, 2021, the Board of Directors increased the amount authorized to $250.0 million for use through December 31, 2022.
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
Date: May 10, 2022