Form 10-Q
period 2022-06-30
Strategic Education, Inc.
filed 2022-07-27
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 15, 2022, there were outstanding 24,637,268 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$268,918	$262,941
Marketable securities	6,501	8,854
Tuition receivable, net	51,277	75,937
Income taxes receivable	313	—
Other current assets	40,777	48,092
Total current assets	367,786	395,824
Property and equipment, net	150,589	141,736
Right-of-use lease assets	149,587	132,961
Marketable securities, non-current	23,377	17,939
Intangible assets, net	276,380	266,078
Goodwill	1,285,864	1,256,428
Other assets	52,297	49,295
Total assets	$2,305,880	$2,260,261

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$95,518	$85,210
Income taxes payable	—	4,379
Contract liabilities	73,232	121,035
Lease liabilities	27,005	25,009
Total current liabilities	195,755	235,633
Long-term debt	141,630	141,437
Deferred income tax liabilities	44,595	38,614
Lease liabilities, non-current	162,821	145,841
Other long-term liabilities	47,089	46,815
Total liabilities	591,890	608,340
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,592,098 and 24,637,268 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively	246	246
Additional paid-in capital	1,529,969	1,513,509
Accumulated other comprehensive income (loss)	9,203	(28,009)
Retained earnings	174,572	166,175
Total stockholders’ equity	1,713,990	1,651,921
Total liabilities and stockholders’ equity	$2,305,880	$2,260,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Revenues	$299,173	$273,564	$589,509	$532,419
Costs and expenses:
Instructional and support costs	152,938	147,368	305,743	291,992
General and administration	93,395	96,722	180,240	191,506
Amortization of intangible assets	19,392	3,694	38,799	7,432
Merger and integration costs	1,937	254	2,949	664
Restructuring costs	4,811	3,661	23,078	5,519
Total costs and expenses	272,473	251,699	550,809	497,113
Income from operations	26,700	21,865	38,700	35,306
Other income (expense)	757	300	2,924	(871)
Income before income taxes	27,457	22,165	41,624	34,435
Provision for income taxes	7,481	6,945	12,071	12,186
Net income	$19,976	$15,220	$29,553	$22,249
Earnings per share:
Basic	$0.83	$0.64	$1.23	$0.93
Diluted	$0.83	$0.63	$1.22	$0.92
Weighted average shares outstanding:
Basic	23,975	23,796	23,974	23,872
Diluted	24,126	24,063	24,139	24,089
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Net income	$19,976	$15,220	$29,553	$22,249
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,276)	(57,005)	(17,988)	(36,506)
Unrealized gains (losses) on marketable securities, net of tax	35	(189)	(69)	(706)
Comprehensive income (loss)	$10,735	$(41,974)	$11,496	$(14,963)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2021	24,651,205	$247	$1,521,145	$174,469	$40,064	$1,735,925
Stock-based compensation	—	—	4,167	1	—	4,168
Exercise of stock options, net	833	—	43	—	—	43
Issuance of restricted stock, net	6,567	(1)	—	—	—	(1)
Repurchase of common stock	(37,494)	—	(2,333)	(571)	—	(2,904)
Common stock dividends ($0.60 per share)	—	—	—	(14,786)	—	(14,786)
Foreign currency translation adjustment	—	—	—	—	(9,276)	(9,276)
Unrealized gains on marketable securities, net of tax	—	—	—	—	35	35
Net income	—	—	—	19,976	—	19,976
Balance at June 30, 2021	24,621,111	$246	$1,523,022	$179,089	$30,823	$1,733,180

	For the three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2022	24,963,542	$250	$1,528,328	$166,550	$29,185	$1,724,313
Stock-based compensation	—	—	5,529	—	—	5,529
Issuance of restricted stock, net	260	(1)	(33)	—	—	(34)
Repurchase of common stock	(326,534)	(3)	(20,315)	(693)	—	(21,011)
Common stock dividends ($0.60 per share)	—	—	—	(14,902)	—	(14,902)
Foreign currency translation adjustment	—	—	—	—	(57,005)	(57,005)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(189)	(189)
Net income	—	—	—	15,220	—	15,220
Balance at June 30, 2022	24,637,268	$246	$1,513,509	$166,175	$(28,009)	$1,651,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	8,035	33	—	8,068
Exercise of stock options, net	1,632	—	113	—	—	113
Issuance of restricted stock, net	238,034	2	(2,342)	—	—	(2,340)
Repurchase of common stock	(37,494)	—	(2,333)	(571)	—	(2,904)
Common stock dividends ($1.20 per share)	—	—	—	(29,572)	—	(29,572)
Foreign currency translation adjustment	—	—	—	—	(17,988)	(17,988)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(69)	(69)
Net income	—	—	—	29,553	—	29,553
Balance at June 30, 2021	24,621,111	$246	$1,523,022	$179,089	$30,823	$1,733,180

	For the six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	10,597	—	—	10,597
Issuance of restricted stock, net	438,206	4	(2,782)	—	—	(2,778)
Repurchase of common stock	(393,036)	(4)	(24,275)	(693)	—	(24,972)
Common stock dividends ($1.20 per share)	—	—	—	(29,953)	—	(29,953)
Foreign currency translation adjustment	—	—	—	—	(36,506)	(36,506)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(706)	(706)
Net income	—	—	—	22,249	—	22,249
Balance at June 30, 2022	24,637,268	$246	$1,513,509	$166,175	$(28,009)	$1,651,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2021	2022
Cash flows from operating activities:
Net income	$29,553	$22,249
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	276	276
Amortization of investment discount/premium	40	28
Depreciation and amortization	66,624	33,436
Deferred income taxes	(10,499)	(4,909)
Stock-based compensation	8,068	10,597
Impairment of right-of-use lease assets	17,015	1,121
Changes in assets and liabilities:
Tuition receivable, net	(28,947)	(25,162)
Other assets	(9,308)	(2,354)
Accounts payable and accrued expenses	(7,835)	(8,113)
Income taxes payable and income taxes receivable	5,444	4,913
Contract liabilities	58,937	51,901
Other liabilities	(3,537)	(3,307)
Net cash provided by operating activities	125,831	80,676

Cash flows from investing activities:
Purchases of property and equipment	(23,138)	(22,688)
Proceeds from marketable securities	5,595	2,100
Other investments	(262)	(223)
Net cash used in investing activities	(17,805)	(20,811)

Cash flows from financing activities:
Common dividends paid	(29,549)	(29,886)
Net payments for stock awards	(2,283)	(2,881)
Repurchase of common stock	(2,904)	(24,972)
Net cash used in financing activities	(34,736)	(57,739)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,396)	(4,981)
Net increase (decrease) in cash, cash equivalents, and restricted cash	71,894	(2,855)
Cash, cash equivalents, and restricted cash — beginning of period	202,020	279,212
Cash, cash equivalents, and restricted cash — end of period	$273,914	$276,357
Non-cash transactions:
Non-cash additions to property and equipment	$6,600	$1,239
Right-of-use lease assets obtained in exchange for operating lease liabilities	$48,143	$1,518
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
All information as of June 30, 2021 and 2022, and for the three and six months ended June 30, 2021 and 2022 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Merger and integration costs include integration expenses associated with the Company's merger with CEC and the Company's acquisition of ANZ.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.7 million and $0.9 million of these unpaid obligations as of December 31, 2021 and June 30, 2022, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until that student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2021 and June 30, 2022, the Company had approximately $9.1 million and $12.1 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2021 and 2022 (in thousands):

	As of June 30,
	2021	2022
Cash and cash equivalents	$261,585	$262,941
Restricted cash included in other current assets	11,829	12,916
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$273,914	$276,357
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

The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	June 30, 2022
Tuition receivable	$100,060	$119,444
Allowance for credit losses	(48,783)	(43,507)
Tuition receivable, net	$51,277	$75,937
Approximately $2.5 million and $1.9 million of tuition receivable are included in other assets as of December 31, 2021 and June 30, 2022, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and six months ended June 30, 2021 and 2022 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Allowance for credit losses, beginning of period	$49,179	$44,892	$49,773	$48,783
Additions charged to expense	9,737	8,787	20,559	16,004
Write-offs, net of recoveries	(9,325)	(10,172)	(20,741)	(21,280)
Allowance for credit losses, end of period	$49,591	$43,507	$49,591	$43,507
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,592,098 and 24,637,268 shares were issued and outstanding as of December 31, 2021 and June 30, 2022, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2022, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 6, 2022.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Weighted average shares outstanding used to compute basic earnings per share	23,975	23,796	23,974	23,872
Incremental shares issuable upon the assumed exercise of stock options	5	3	6	2
Unvested restricted stock and restricted stock units	146	264	159	215
Shares used to compute diluted earnings per share	24,126	24,063	24,139	24,089

Anti-dilutive shares excluded from the diluted earnings per share calculation	385	15	252	218
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2021, the balance of accumulated other comprehensive income was $9.2 million, net of tax of $0.2 million, and as of June 30, 2022, the balance of accumulated other comprehensive loss was $28.0 million, net of tax of $0.1 million. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and six months ended June 30, 2021 and 2022.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2021 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$203,433	$181,374	$420,910	$368,729
Other(1)	8,774	8,652	17,844	17,063
Total U.S. Higher Education Segment	212,207	190,026	438,754	385,792
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	72,340	65,847	122,562	113,383
Other(1)	1,720	1,696	2,763	2,672
Total Australia/New Zealand Segment	74,060	67,543	125,325	116,055
Education Technology Services Segment(2)	12,906	15,995	25,430	30,572
Consolidated revenue	$299,173	$273,564	$589,509	$532,419
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
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the six months ended June 30,
	2021	2022
Balance at beginning of period	$53,314	$52,024
Revenue deferred	11,435	8,774
Benefit redeemed	(11,185)	(10,656)
Balance at end of period	$53,564	$50,142
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
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the consolidation and sale of underutilized facilities. The Company recorded right-of-use lease asset charges of approximately $2.6 million and $17.0 million during the three and six months ended June 30, 2021, respectively, and approximately $1.1 million during the three and six months ended June 30, 2022, related to facilities consolidated as a result of the restructuring plan. The Company also recorded fixed asset impairment charges of approximately $2.0 million during the six months ended June 30, 2021, and approximately $2.2 million and $2.4 million during the three and six months ended June 30, 2022, respectively. There were no fixed asset impairment charges during the three months ended June 30, 2021. All severance and other employee separation charges and right-of-use lease asset and fixed asset impairment charges related to the 2020 restructuring plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the six months ended June 30, 2021 and 2022 (in thousands):

	CEC Integration Plan(1)	2020 Restructuring Plan	Total
Balance at December 31, 2020	$1,835	$1,287	$3,122
Restructuring and other charges	—	3,358	3,358
Payments	(1,344)	(3,237)	(4,581)
Balance at June 30, 2021	$491	$1,408	$1,899

Balance at December 31, 2021(2)	$—	$1,612	$1,612
Restructuring and other charges	—	1,612	1,612
Payments	—	(2,815)	(2,815)
Balance at June 30, 2022(2)	$—	$409	$409
_____________________________________
(1)Restructuring plan implemented following the Company's merger with CEC.
(2)Restructuring liabilities are included in accounts payable and accrued expenses.

5. Marketable Securities
The following is a summary of available-for-sale securities as of June 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,598	$4	$(365)	$18,237
Corporate debt securities	8,718	—	(162)	8,556
Total	$27,316	$4	$(527)	$26,793
The following is a summary of available-for-sale securities as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,546	$271	$—	$18,817
Corporate debt securities	10,898	163	—	11,061
Total	$29,444	$434	$—	$29,878
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2021 and June 30, 2022 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2022, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three and six months ended June 30, 2021 and 2022.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	June 30, 2022
Due within one year	$6,501	$8,854
Due after one year through five years	23,377	17,939
Total	$29,878	$26,793
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and six months ended June 30, 2021 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Maturities of marketable securities	$3,665	$1,000	$5,595	$2,100
Sales of marketable securities	—	—	—	—
Total	$3,665	$1,000	$5,595	$2,100
The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2021 and 2022.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of June 30, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$6,564	$6,564	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,237	—	18,237	—
Corporate debt securities	8,556	—	8,556	—
Total assets at fair value on a recurring basis	$33,357	$6,564	$26,793	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,134	$4,134	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,817	—	18,817	—
Corporate debt securities	11,061	—	11,061	—
Total assets at fair value on a recurring basis	$34,012	$4,134	$29,878	$—

Liabilities:
Deferred payments	$658	$—	$—	$658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2021 and June 30, 2022 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments were classified within Level 3 as there was no liquid market for similarly priced instruments and were valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows included estimates for interest rates, enrollment growth, retention rates, and pricing strategies. The final payment related to the deferred payment arrangements was made in the first quarter of 2022.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2021 and 2022.

Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2021 and 2022 are as follows (in thousands):

	As of June 30,
	2021	2022
Balance as of the beginning of period	$1,658	$658
Amounts paid	(730)	(658)
Other adjustments to fair value	440	—
Balance at end of period	$1,368	$—
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2022 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2021	$632,075	$553,789	$100,000	$1,285,864
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(29,436)	—	(29,436)
Adjustments to prior acquisitions	—	—	—	—
Balance as of June 30, 2022	$632,075	$524,353	$100,000	$1,256,428
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2022 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three and six months ended June 30, 2021 and 2022.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$201,309	$(180,007)	$21,302	$200,434	$(185,765)	$14,669
Not subject to amortization
Trade names	255,078	—	255,078	251,409	—	251,409
Total	$456,387	$(180,007)	$276,380	$451,843	$(185,765)	$266,078
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $33.8 million and $5.8 million for the six months ended June 30, 2021 and 2022, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.

The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2022 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2021 and 2022.
8. Other Assets
Other assets consist of the following as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	June 30, 2022
Prepaid expenses, net of current portion	$19,852	$19,277
Equity method investments	15,582	14,011
Cloud computing arrangements	5,957	6,557
Other investments	3,576	3,826
Tuition receivable, non-current	2,466	1,894
Other	4,864	3,730
Other assets	$52,297	$49,295
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2021 and June 30, 2022, $19.2 million and $18.4 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.8 million across these partnerships through 2031. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2021 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Limited partnership investments, beginning of period	$17,879	$13,887	$15,795	$15,582
Capital contributions	190	48	262	48
Pro-rata share in the net income of limited partnerships	889	377	3,603	64
Distributions	(1,557)	(301)	(2,259)	(1,683)
Limited partnership investments, end of period	$17,401	$14,011	$17,401	$14,011
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Other Investments
The Company's venture fund, SEI Ventures, makes investments in education technology start-ups focused on transformational technologies that improve student success. These investments are accounted for at cost less impairment as they do not have readily determinable fair value.

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
9.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	June 30, 2022
Trade payables	$45,340	$45,667
Accrued compensation and benefits	27,424	28,192
Accrued student obligations and other	22,754	11,351
Accounts payable and accrued expenses	$95,518	$85,210
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
The Company was in compliance with all the terms of the Amended Credit Facility as of June 30, 2022.

As of December 31, 2021 and June 30, 2022, the Company had approximately $141.6 million and $141.4 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.6 million and $3.4 million was denominated in Australian dollars as of December 31, 2021 and June 30, 2022, respectively.
During the six months ended June 30, 2021 and 2022, the Company paid $1.4 million and $1.2 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
11.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	June 30, 2022
Contract liabilities, net of current portion	$34,704	$35,629
Asset retirement obligations	9,122	7,835
Other	3,263	3,351
Other long-term liabilities	$47,089	$46,815
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
12.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2021 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Instructional and support costs	$1,281	$1,781	$2,506	$3,388
General and administration	3,368	3,748	6,043	7,209
Restructuring costs	(481)	—	(481)	—
Stock-based compensation expense included in operating expense	4,168	5,529	8,068	10,597
Tax benefit	1,131	1,456	2,131	2,790
Stock-based compensation expense, net of tax	$3,037	$4,073	$5,937	$7,807
During the six months ended June 30, 2021 and 2022, the Company recognized an $18,000 and $1.4 million tax shortfall, respectively, related to share-based payment arrangements, which was recorded as an adjustment to the provision for income taxes.
13.    Income Taxes
During the six months ended June 30, 2021 and 2022, the Company recorded income tax expense of $12.1 million and $12.2 million, reflecting an effective tax rate of 29.0% and 35.4%, respectively.
The Company had $1.0 million of unrecognized tax benefits as of December 31, 2021 and June 30, 2022. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $17.0 million and $13.8 million in income taxes during the six months ended June 30, 2021 and 2022, respectively.

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
The Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services division are an important source of student enrollment for Strayer University and Capella University, and the majority of the revenue attributed to the Education Technology Services division is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables education benefits programs through the use of low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
A summary of financial information by reportable segment for the three and six months ended June 30, 2021 and 2022 is presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022
Revenues
U.S. Higher Education	$212,207	$190,026	$438,754	$385,792
Australia/New Zealand	74,060	67,543	125,325	116,055
Education Technology Services	12,906	15,995	25,430	30,572
Consolidated revenues	$299,173	$273,564	$589,509	$532,419
Income from operations
U.S. Higher Education	$32,059	$11,851	$79,813	$27,334
Australia/New Zealand	15,601	12,321	12,652	11,572
Education Technology Services	5,180	5,302	11,061	10,015
Amortization of intangible assets	(19,392)	(3,694)	(38,799)	(7,432)
Merger and integration costs	(1,937)	(254)	(2,949)	(664)
Restructuring costs	(4,811)	(3,661)	(23,078)	(5,519)
Consolidated income from operations	$26,700	$21,865	$38,700	$35,306
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
On April 20, 2021, Capella University received a letter from the Department of Education referencing the Wright matter (described below) and indicating that the Department would require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella University. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella University subsequently received approximately 500 applications for borrower defense to repayment. Capella University contested each claim for defense to repayment in individualized responses with supporting evidence, the last of which was sent to the Department in August 2021. Since that time, Capella University has not received any communication from the Department related to the set of borrower defense claims, nor has Capella University received indication that any such claim has been evaluated on the facts presented and adjudicated on the merits.
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that, if approved, would result in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. In a July 25, 2022 filing in the same litigation, the Department stated that providing automatic relief to such borrowers “does not constitute the granting or adjudication of a borrower defense pursuant to the Borrower Defense Regulations, and therefore provides no basis to the Department for initiating a borrower defense recoupment proceeding against any institution identified” on the list. The proposed class settlement agreement would also provide certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who apply during the period after execution of the settlement and before final approval. The Sweet settlement will not be effective unless and until it achieves final court approval. If the settlement agreement ultimately becomes effective and all Capella University borrower defense applications are forgiven in this manner, it is unclear whether the Department would attempt to seek recovery from Capella University for the amounts of discharged loans. The Department has indicated that any recoupment against institutions “could be imposed only after the Department initiated a separate, future proceeding, in accordance with regulations that require the Department to prove a sufficient basis for liability and provide schools with notice and an opportunity to be heard.” If the Department were to seek recovery for the amounts of discharged loans, Capella University would dispute and defend against such efforts. At this time, the Company is unable to predict the ultimate outcome of Capella-related borrower defense applications.
Wright, et al. v. Capella Education Co., et al. (now captioned Ornelas, et al. v. Capella, et al.) was filed several years ago in the United States District Court for the District of Minnesota, Case No. 18-cv-1062. After the court granted Capella’s motion to dismiss in relation to all but one plaintiff, the plaintiff filed a motion for leave to file a second amended complaint on October 5, 2020, seeking to add six named plaintiffs as well as additional sub-classes and causes of action to the lawsuit. On September 22, 2021, the court affirmed a magistrate’s order granting plaintiff’s motion to amend, and plaintiffs subsequently filed their second amended complaint. The parties entered into a confidential settlement which became effective on April 20, 2022, and on April 25, 2022 the parties filed a joint stipulation of dismissal with prejudice. On May 17, 2022, the court entered an order of dismissal with prejudice.
16.    Regulation
United States Regulation
CARES Act
On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, institutions of higher education were provided relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of the COVID-19 pandemic, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to the COVID-19 pandemic. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to the

COVID-19 pandemic, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work-Study (“FWS”) funds into their Federal Supplemental Educational Opportunity Grant (“FSEOG”) allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make FWS payments to student employees who are unable to meet their employment obligations due to the COVID-19 pandemic. The Department issued sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.
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
Finally, the CARES Act allocated $14 billion to higher education through the creation of the Education Stabilization Fund. Fifty percent of the emergency funds received by institutions must go directly to students in the form of emergency financial aid grants to cover expenses related to the disruption of campus operations due to the COVID-19 pandemic. Students who were previously enrolled in exclusively online courses prior to March 13, 2020 are not eligible for these grants. Institutions may use remaining emergency funds not given to students for costs associated with significant changes to the delivery of instruction due to the COVID-19 pandemic, as long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, including marketing and advertising; endowments; or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.
Institutions received funds under the Education Stabilization Fund based on a formula that factors in their relative percentage of full-time, Federal Pell Grant-eligible students who were not exclusively enrolled in online education prior to the emergency period. On April 9, 2020, the Department published guidance and funding levels for the Education Stabilization Fund, indicating that Strayer University was eligible to receive $5,792,122. Given that Strayer University is predominantly online, and very few students take only on-ground classes, Strayer University declined to accept the funds allocated to it because most students would not have expenses related to the disruption of campus operations. Instead, Strayer University provided a $500 tuition grant for all students who had enrolled in on-ground classes for the Spring term, prior to the classes being converted to online. Because Capella University’s students are exclusively online, Capella University was ineligible for Education Stabilization funding.
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
The legislation also amended the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for a description of the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department began in January 2022. In March 2022, the Institutional and Programmatic Eligibility negotiated rulemaking committee reached consensus on changes to the 90/10 Rule, which may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs (“VA”), in addition to the Title IV programs already covered by the 90/10 Rule. The Department of Education released draft 90/10 regulations consistent with this consensus on July 26, 2022, allowing for a 30 day comment period following publication in the Federal Register.
Other legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue), or to eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
Consolidated Appropriations Act, 2021
On December 27, 2020, former President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the federal government through September 2021, provided additional COVID-related relief, and made a number of U.S. higher education changes.

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
Veterans Health Care and Benefits Improvement Act of 2020
On January 5, 2021, former President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expanded student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the VA for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any one-month period. Most provisions became effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021, but neither Strayer University nor Capella University sought a waiver.
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
REMOTE Act
On December 21, 2021, President Biden signed into law the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act, which amended provisions of the Veterans Health Care and Benefits Improvement Act, the American Rescue Plan Act, and the THRIVE Act. The law includes changes to help institutions satisfy the Veterans Health Care and Benefits Improvement Act’s requirements by using the College Financing Plan template, in addition to extending some COVID-related flexibilities previously granted amid the pandemic. The law also extends remote learning waivers, simplifies the VA verification process for tuition reimbursement, and fixes a technical error to ensure U.S. institutions of higher education can continue to use incentive compensation to recruit foreign students without losing GI Bill funding for their students.

Consolidated Appropriations Act, 2022
On March 15, 2022 President Biden signed into law the Consolidated Appropriations Act of 2022. The bill allocated $76.4 billion to the Department of Education and its programs, including an increase to the maximum Pell Grant award, bringing the total to $6,895 for the 2022-23 award year. In addition, campus-based aid programs were increased, with $895 million allocated for the FSEOG program, an increase of $15 million above the FY 2021 enacted level, and $1.21 billion allocated for FWS, an increase of $20 million above the FY 2021 enacted level.
In addition to the increases in federal student aid funding, the bill provides $2.1 billion for career, technical, and adult education, $61 million above the FY 2021 enacted level, and an additional $3 billion for higher education programs, $452 million more than the FY 2021 enacted level. The bill also dictates Department requirements related to federal loan servicing, including appropriations for just over $2 billion for expenses related to the administration of the federal loan program, and makes a number of changes to the FAFSA Simplification Act.
Current Negotiated Rulemaking
On May 26, 2021, the Department first announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for programs authorized under Title IV of the Higher Education Act of 1965, as amended. As part of the notice, the Department suggested the following topics for regulation: change of ownership and change in control of institutions of higher education under 34 CFR § 600.31; certification procedures for participation in Title IV, HEA programs under 34 CFR § 668.13; standards of administrative capability under 34 CFR § 668.16; ability to benefit under 34 CFR § 668.156; borrower defense to repayment under 34 CFR §§ 682.410, 668.411, 685.206, and 685.222; discharges for borrowers with a total and permanent disability under 34 CFR §§ 674.61, 682.402, and 685.213; closed school discharges under 34 CFR §§ 685.214 and 682.402; discharges for false certification of student eligibility under 34 CFR §§ 685.215(a)(1) and 682.402; loan repayment plans under 34 CFR §§ 682.209, 682.215, 685.208, and 685.209; the Public Service Loan Forgiveness program under 34 CFR § 685.219; mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR § 685.300) and associated counseling about such arrangements under 34 CFR § 685.304; financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk; gainful employment (formerly located in 34 CFR subpart Q); and Pell Grant eligibility for prison education programs under 34 CFR part 690. Additionally, the Department invited public input on how it could address, through regulations, gaps in postsecondary outcomes such as retention, completion, loan repayment, and student loan default by race, ethnicity, gender, and other key student characteristics. To support this work, the Department held a series of virtual public hearings in June 2021, as well as accepted written comments. At the virtual public hearings and via written comments, members of the public discussed proposed changes for all of the issues noted above, as well as comments addressing data transparency, including disclosures of outcomes for veteran students. The Department indicated its intention to convene multiple committees, including the Affordability and Student Loans committee and the Institutional and Programmatic Eligibility committee. See “Affordability and Student Loans Committee” and “Institutional and Programmatic Eligibility Committee” below.
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
Gainful Employment
Under the Higher Education Act of 1965, as amended (“HEA”), a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education published final regulations related to gainful employment that went into effect on July 1, 2015, with additional disclosure requirements that became effective January 1, 2017 and July 1, 2019 (the “2015 Regulations”).
On July 1, 2019, the Department of Education updated gainful employment final regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020 (the “2019 Regulations”). Both Strayer University and Capella University implemented the 2019 Regulations early, by means permitted by the Secretary of Education, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Strayer University and Capella University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. On December 8, 2021, the Department announced its intention to establish negotiated rulemaking committees to develop proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking committee sessions occurred January-March 2022, and the Institutional and Programmatic Eligibility committee failed to reach consensus on the Gainful Employment topic. The Department has indicated its intention to publish draft Gainful Employment rules in April 2023, which would be effective no earlier than July 2024. See “Current Negotiated Rulemaking” below. We cannot predict what a future gainful employment regulation may include.
Borrower Defenses to Repayment
On September 23, 2019, the Department published final Borrower Defense to Repayment regulations (the “2019 BDTR Rule”), which governs borrower defense to repayment (“BDTR”) claims in connection with loans first disbursed on or after July 1, 2020, the date the 2019 BDTR Rule became effective.
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
The 2019 BDTR Rule defines “financial harm” as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for non-monetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or decision not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department’s possession to inform its response. The 2019 BDTR Rule permits the usage of pre-dispute arbitration agreements and class action waivers as conditions of enrollment, so long as the institution provides plain-language disclosures to students and the disclosures are placed on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though the final rule does not allow for an automatic closed school loan discharge. Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part in compliance with the terms of the regulations, the Department of Education may require the school to repay the amount of the discharged loan. On December 10, 2019, the Secretary of Education released a formula to calculate the amount of relief a borrower may receive for a successful BDTR application. This formula analyzed a borrower’s earnings as compared to median earnings of comparable programs to determine the amount of loans that would be discharged. Under this formula, even successful BDTR applicants may receive only a partial loan discharge.
On March 11, 2020, the 116th Congress passed a joint resolution providing for Congressional disapproval of the 2019 BDTR Rule. Former President Trump vetoed the joint resolution on May 29, 2020, and the House subsequently failed to override the veto during a vote on June 26, 2020.
On March 18, 2021, the Department revised its BDTR review process and repealed the previous administration’s partial relief formula. Under the updated BDTR procedures, the Department will grant full loan relief to borrowers with approved BDTR applications. Additionally, the Department has eliminated certain evidentiary requirements for borrowers who have received a loan cancellation due to total or permanent disability. These borrowers will no longer be required to provide proof of insufficient income for the relief program for the three years after discharge of their loans.
On August 10, 2021, the Department announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking for the Affordability and Student Loans Committee began in October 2021 and concluded in December 2021, with the committee failing to reach consensus on Borrower Defense to Repayment. On July 6, 2022, the Department released proposed BDTR regulations for public comment. Among other things, the proposed rule would set a single standard and streamlined process for relief that would apply to all future and pending BDTR claims as of July 1, 2023, instead of various standards based on the date of the borrower’s first loan disbursement; define what kinds of misconduct could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a BDTR claim; establish a presumption that borrowers reasonably relied upon misrepresentations or omissions; establish a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims. The proposed rule also sets the expectation that the Department will hold colleges accountable for the cost of discharges, including establishing a recoupment process separate from the approval of BDTR claims. In addition, the proposed rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. Comments on the proposed rule are due August 12, 2022. If the Department publishes a final BDTR rule by November 1, 2022, the rule would become effective July 1, 2023.
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
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary's decision. Both HLC and Middle States Commission on Higher Education (“Middle States”), the institutional accreditor for Strayer University, have applied for renewal of their recognition by the Department. NACIQI is scheduled to consider their applications in winter 2023 and already has solicited written comments from the public (which were due January 2022).
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
On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. In June 2021, the Department of Education held virtual public hearings to gather information for providing enforcement of Title IX, as part of the Office for Civil Rights’ (“OCR”) comprehensive review of the regulation. On June 16, 2021, OCR issued a notice of interpretation clarifying that the Department interprets Title IX and its enforcement authority under the regulation to include the prohibition of sex discrimination based on sexual orientation and gender identity. On July 20, 2021, the Department of Education released a Questions and Answers document outlining OCR's interpretation of the Title IX regulations related to sexual harassment. On August 24, 2021, OCR, in alignment with recent federal court decisions, issued guidance indicating it would cease enforcement of Title IX’s current prohibition against consideration of statements made by individuals failing to submit to cross-examination.
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation and gender identity; and eliminate the requirement for live hearings at the post-secondary level. Comments on the proposed rule are due September 12, 2022. When the Department publishes a final Title IX rule, it will indicate an effective date.
Affordability and Student Loans Committee
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification by a school of a student’s eligibility to receive a loan, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility for prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. The Department selected negotiators in September 2021, with negotiations occurring October-December 2021. In December 2021, the Affordability and Student Loans committee reached consensus on four of twelve topics: discharges for false certification of student eligibility, Pell Grant eligibility for prison education programs, discharges for borrowers with total and permanent disability, and interest capitalization. It did not reach consensus on borrower defenses to repayment and other topics.
As discussed above, on July 6, 2022, the Department released proposed rules regarding borrower defense to repayment. The proposed rules also addressed closed school discharges, arbitration proceedings, public service loan forgiveness, interest capitalization, total and permanent disability discharges, and false certification. Comments on the proposed rules are due August 12, 2022. If the Department publishes final rules by November 1, 2022, the new regulations will be effective July 1, 2023. We cannot predict the outcome of the rulemaking process.
Institutional and Programmatic Eligibility Committee
On December 8, 2021, the Department announced its intention to establish the Institutional and Programmatic Eligibility committee, to prepare proposed regulations to address the following topics: 90/10, ability to benefit, certification procedures for participating in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for participating institutions of higher education, gainful employment, and standards of administrative capability. Committee meetings occurred January-March 2022. In March 2022, the committee reached consensus on two of seven topics: ability to benefit and changes to the 90/10 rule. On July 26, 2022, the Department released draft regulatory language on 90/10, and change of ownership and change in control of institutions of higher education.
The draft language on 90/10 includes changes to requirements impacting non-Title IV program revenue, and the treatment of “Federal funds” within the calculation. The draft language indicates that the Secretary of Education will identify via Federal Register notice, the federal agencies and educational assistance funds provided by that agency that will count toward the “90” portion of the 90/10 calculation. Such agencies may include the U.S. Department of Defense and the VA. The draft 90/10 language also includes modifications to the criteria for revenue generated from non-Title IV programs. Described as an additional guardrail to help with the oversight of ineligible programs, the proposed rule would allow institutions to count funds as non-

Federal revenue only for programs that: (1) do not include any courses offered in an eligible program that is provided by the institution; (2) are taught by one of its instructors of an eligible program; and (3) are located at its main campus, one of its approved additional locations, a location approved by the State agency or accrediting agency, or at an employer facility. Additionally, under the proposed rule, the Department would establish new disclosure requirements for institutions that fail 90/10, including sending notification to students, and clarifies reporting requirements and liabilities for institutions that lose access to Title IV because of failing 90/10. The Department will accept public comments for 30 days on the draft language, following publication in the Federal Register.
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
Among other topics, the Department proposed a number of additional changes to regulations regarding administrative capability, change of control and certification issues, none of which reached consensus. In June 2022, the Department indicated its intention to publish proposed rules regarding gainful employment, ability to benefit, financial responsibility, administrative capability, and certification procedures in April 2023. We cannot predict the outcome of the negotiated rulemaking process.
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
Office of Enforcement
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department's Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Department announced the Office of Enforcement would comprise four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) is a U.S. government agency established to protect the interests of consumers in their dealings with banks, lenders and other financial institutions. On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice and intends to complete the remedial actions in the allotted thirty days. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022; the examination started on June 13, 2022 and the CFPB has indicated that it is expected to last into August.
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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking and other action by the Department, including without limitation action related to borrower defense to repayment applications, and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies, the impact of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Company Overview
As of June 30, 2022, we had the following reportable segments:
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
•In the second quarter of 2022, USHE enrollment decreased 9% to 76,728 compared to 83,923 for the same period in 2021.
•Trailing 4-quarter student persistence within USHE was 87.1% in the first quarter of 2022 compared to 86.5% for the same period in 2021. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022
86.6%	86.8%	86.7%	86.5%	87.0%	86.9%	86.8%	87.1%
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
•In the second quarter of 2022, employer affiliated enrollment as a percentage of USHE enrollment was 24.6% compared to 20.5% for the same period in 2021.
•Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables education benefits programs through the use of low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
•In the second quarter of 2022, Australia/New Zealand enrollment was 18,834 compared to 18,800 for the same period in 2021.
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
Revenue recognition — Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the six months ended June 30, 2022 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
In Australia, domestic students attending an ANZ institution finance their education themselves or by taking a loan through the government’s Higher Education Loan Program or Vocational Student Loan Program. In New Zealand, domestic students may utilize government loans to fund tuition and may be eligible for a period of “fees free” study funded by the government. International students attending an ANZ institution are not eligible for funding from the Australian or New Zealand governments.

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
If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. We use the student’s withdrawal date or last date of attendance for this purpose. Our specific refund policies vary across the universities and non-degree programs. For students attending Strayer University, our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. For students attending Capella University, our refund policy varies based on course format. GuidedPath students are allowed a 100% refund through the first five days of the course, a 75% refund from six to twelve days, and 0% refund for the remainder of the period. FlexPath students receive a 100% refund through the 12th calendar day of the course for their first billing session only and a 0% refund after that date and for all subsequent billing sessions. For domestic students attending an ANZ institution, refunds are typically provided to students that withdraw within the first 20% of a course term. For international students attending an ANZ institution, refunds are provided to students that withdraw prior to the course commencement date. In limited circumstances, refunds to students attending an ANZ institution may be granted after these cut-offs subject to an application for special consideration by the student and approval of that application by the institution. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap a quarter-end date, we estimate a refund or withdrawal rate and do not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate or graduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2022, we had deferred $50.1 million for estimated redemptions earned under the Graduation Fund, as compared to $52.0 million at December 31, 2021. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2022, our bad debt expense was 3.2% of revenue, compared to 3.3% for the same period in 2021. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2022 would have changed our income from operations by approximately $1.2 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2022 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six month periods ended June 30, 2022.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and six month periods ended June 30, 2022.
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
Results of Operations
In the second quarter of 2022, we generated $273.6 million in revenue compared to $299.2 million in 2021. Our income from operations was $21.9 million for the second quarter of 2022 compared to $26.7 million in 2021, principally due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets and merger and integration costs. Net income in the second quarter of 2022 was $15.2 million compared to $20.0 million for the same period in 2021. Diluted earnings per share was $0.63 compared to $0.83 for the same period in 2021. For the six months ended June 30, 2022, we generated $532.4 million in revenue, compared to $589.5 million for the same period in 2021. Our income from operations was $35.3 million for the six months ended June 30, 2022 compared to $38.7 million for the same period in 2021, principally due to lower earnings in the USHE segment, partially offset by lower restructuring costs and amortization expense of intangible assets. Net income was $22.2 million for the six months ended June 30, 2022 compared to $29.6 million for the same period in 2021, and diluted earnings per share was $0.92 in the six months ended June 30, 2022 compared to $1.22 for the same period in 2021.
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
•integration expenses associated with our merger with Capella Education Company and our acquisition of Torrens University and associated assets in Australia and New Zealand;
•severance costs and right-of-use lease asset impairment charges associated with our restructuring;
•income/loss from partnership and other investments that are not part of our core operations;
•discrete tax adjustments related to stock-based compensation and other adjustments; and

To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and six months ended June 30, 2022 are also presented on a constant currency basis.
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
Adjusted results for 2021 exclude an adjustment for foreign currency exchange impacts and are therefore not directly comparable to adjusted results previously reported for the three and six months ended June 30, 2021. Adjusted income from operations was $29.5 million in the second quarter of 2022 compared to $54.3 million in 2021. Adjusted net income was $20.5 million in the second quarter of 2022 compared to $37.8 million in 2021, and adjusted diluted earnings per share was $0.85 in the second quarter of 2022 compared to $1.57 in 2021. Adjusted income from operations was $48.9 million for the six months ended June 30, 2022 compared to $107.2 million for the same period in 2021. Adjusted net income was $33.5 million for the six months ended June 30, 2022 compared to $74.8 million for the same period in 2021, and adjusted diluted earnings per share was $1.39 for the six months ended June 30, 2022 compared to $3.10 for the same period in 2021.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$273,564	$—	$—	$—	$—	$—	$273,564
Total costs and expenses	$251,699	$(3,694)	$(254)	$(3,661)	$—	$—	$244,090
Income from operations	$21,865	$3,694	$254	$3,661	$—	$—	$29,474
Operating margin	8.0%						10.8%
Income before income taxes	$22,165	$3,694	$254	$3,661	$(526)	$—	$29,248
Net income	$15,220	$3,694	$254	$3,661	$(526)	$(1,829)	$20,474

Diluted earnings per share	$0.63						$0.85
Weighted average diluted shares outstanding	24,063						24,063
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$299,173	$1,423	$—	$—	$—	$—	$300,596
Total costs and expenses	$272,473	$(19,392)	$(1,937)	$(4,811)	$—	$—	$246,333
Income from operations	$26,700	$20,815	$1,937	$4,811	$—	$—	$54,263
Operating margin	8.9%						18.1%
Income before income taxes	$27,457	$20,815	$1,937	$4,811	$(1,398)	$—	$53,622
Net income	$19,976	$20,815	$1,937	$4,811	$(1,398)	$(8,312)	$37,829

Diluted earnings per share	$0.83						$1.57
Weighted average diluted shares outstanding	24,126						24,126

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$532,419	$—	$—	$—	$—	$—	$532,419
Total costs and expenses	$497,113	$(7,432)	$(664)	$(5,519)	$—	$—	$483,498
Income from operations	$35,306	$7,432	$664	$5,519	$—	$—	$48,921
Operating margin	6.6%						9.2%
Income before income taxes	$34,435	$7,432	$664	$5,519	$(139)	$—	$47,911
Net income	$22,249	$7,432	$664	$5,519	$(139)	$(2,187)	$33,538

Diluted earnings per share	$0.92						$1.39
Weighted average diluted shares outstanding	24,089						24,089
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$589,509	$3,646	$—	$—	$—	$—	$593,155
Total costs and expenses	$550,809	$(38,799)	$(2,949)	$(23,078)	$—	$—	$485,983
Income from operations	$38,700	$42,445	$2,949	$23,078	$—	$—	$107,172
Operating margin	6.6%						18.1%
Income before income taxes	$41,624	$42,445	$2,949	$23,078	$(4,181)	$—	$105,915
Net income	$29,553	$42,445	$2,949	$23,078	$(4,181)	$(19,000)	$74,844

Diluted earnings per share	$1.22						$3.10
Weighted average diluted shares outstanding	24,139						24,139
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
(2)Reflects integration expenses associated with the Company's merger with Capella Education Company, including premerger litigation settlement, and the Company's acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company's restructuring.
(4)Reflects income/loss recognized from the Company's investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.0% for the three and six months ended June 30, 2022, and an adjusted effective tax rate of 29.5% and 29.3% for the three and six months ended June 30, 2021, respectively.

The table below presents our adjusted results of operations on a constant currency basis for the three and six months ended June 30, 2022 (amounts in thousands, except per share data):

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$273,564	$4,839	$278,403	$532,419	$7,725	$540,144
Total costs and expenses	$244,090	$4,065	$248,155	$483,498	$7,215	$490,713
Income from operations	$29,474	$774	$30,248	$48,921	$510	$49,431
Operating margin	10.8%		10.9%	9.2%		9.2%
Income before income taxes	$29,248	$770	$30,018	$47,911	$502	$48,413
Net income	$20,474	$548	$21,022	$33,538	$338	$33,876

Diluted earnings per share	$0.85		$0.87	$1.39		$1.41
Weighted average diluted shares outstanding	24,063		24,063	24,089		24,089
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three and six months ended June 30, 2022 at a constant exchange rate of 0.77 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same periods in 2021.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenues. Consolidated revenue decreased to $273.6 million in the second quarter of 2022, compared to $299.2 million in the same period in the prior year, primarily due to declines in enrollment. In the USHE segment for the three months ended June 30, 2022, total enrollment decreased 9% to 76,728 from 83,923 for the same period in 2021. USHE segment revenue decreased 10.5% to $190.0 million compared to $212.2 million in 2021 primarily as a result of declines in enrollment. In the Australia/New Zealand segment for the three months ended June 30, 2022, total enrollment was 18,834, compared to 18,800 for the same period in 2021. Australia/New Zealand segment revenue decreased 8.8% to $67.5 million compared to $74.1 million in 2021, primarily due to foreign exchange impacts and lower revenue-per-student. In the Education Technology Services segment, revenue for the three months ended June 30, 2022 increased 23.9% to $16.0 million compared to $12.9 million in 2021 as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $147.4 million, compared to $152.9 million in the same period in the prior year, principally due to lower facility costs. Consolidated instructional and support costs as a percentage of revenues increased to 53.9% in the second quarter of 2022 from 51.1% in the second quarter of 2021.
General and administration expenses. Consolidated general and administration expenses increased to $96.7 million in the second quarter of 2022 compared to $93.4 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 35.4% in the second quarter of 2022 from 31.2% in the second quarter of 2021.
Amortization of intangible assets. Amortization of intangible assets decreased to $3.7 million in the second quarter of 2022 compared to $19.4 million in 2021, due to the finite-lived intangible assets acquired through the merger with Capella Education Company being fully amortized as of the third quarter of 2021.
Merger and integration costs. Merger and integration costs decreased to $0.3 million in the second quarter of 2022 compared to $1.9 million for the same period in 2021, as a result of lower integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $3.7 million in the second quarter of 2022 compared to $4.8 million in 2021, primarily due to lower severance and other personnel-related expenses from employee terminations in connection with the Company's restructuring plan, offset by higher right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the second quarter of 2022.
Income from operations. Consolidated income from operations decreased to $21.9 million in the second quarter of 2022 compared to $26.7 million in the second quarter of 2021, principally due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets and merger and integration costs. USHE segment income from operations decreased 63.0% to $11.9 million in the second quarter of 2022, compared to $32.1 million in the second quarter of 2021, primarily due to lower enrollments and increased investments in marketing initiatives. In the Australia/New Zealand segment, income from operations was $12.3 million in the second quarter of 2022, compared to $15.6 million in the second quarter of 2021, primarily driven by lower revenue. In the Education Technology Services segment, income from operations for the three months ended June 30, 2022 increased 2.4% to $5.3 million compared to $5.2 million in 2021 as a result of growth in Sophia Learning and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners.
Other income. Other income decreased to $0.3 million in the second quarter of 2022 compared to $0.8 million in the second quarter of 2021, as a result of a decrease in investment income from our limited partnership investments and an increase in interest expense. We incurred $1.1 million of interest expense in the three months ended June 30, 2022 compared to $0.9 million in the three months ended June 30, 2021.
Provision for income taxes. Income tax expense was $6.9 million in the second quarter of 2022, compared to $7.5 million in the second quarter of 2021. Our effective tax rate for the quarter was 31.3%, compared to 27.2% for the same period in 2021.
Net income. Net income decreased to $15.2 million in the second quarter of 2022 compared to $20.0 million in the second quarter of 2021 due to the factors discussed above.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues. Consolidated revenue decreased to $532.4 million in the six months ended June 30, 2022, compared to $589.5 million in the same period in the prior year, primarily due to declines in enrollment. USHE segment revenue decreased 12.1% to $385.8 million compared to $438.8 million in 2021 primarily as a result of declines in enrollment. Australia/New Zealand segment revenue decreased 7.4% to $116.1 million compared to $125.3 million in 2021 as a result of foreign exchange impacts and declines in enrollment. In the Education Technology Services segment, revenue for the six months ended June 30, 2022 increased 20.2% to $30.6 million compared to $25.4 million in 2021 as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $292.0 million in the six months ended June 30, 2022 from $305.7 million in the six months ended June 30, 2021, principally due to lower facility costs and bad debt expense. Consolidated instructional and support costs as a percentage of revenues increased to 54.8% in the six months ended June 30, 2022 from 51.9% in the six months ended June 30, 2021.
General and administration expenses. Consolidated general and administration expenses increased to $191.5 million in the six months ended June 30, 2022 from $180.2 million in the six months ended June 30, 2021, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 36.0% in the six months ended June 30, 2022 from 30.6% in the six months ended June 30, 2021.
Amortization of intangible assets. Amortization of intangible assets decreased to $7.4 million in the six months ended June 30, 2022 from $38.8 million in the six months ended June 30, 2021, due to the finite-lived intangible assets acquired through the merger with Capella Education Company being fully amortized as of the third quarter of 2021.
Merger and integration costs. Merger and integration costs decreased to $0.7 million in the six months ended June 30, 2022 from $2.9 million in the six months ended June 30, 2021, as a result of lower integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $5.5 million in the six months ended June 30, 2022 from $23.1 million in the six months ended June 30, 2021, primarily due to $3.5 million of right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the first six months of 2022, compared to $19.0 million in the comparable period in 2021, as well as higher severance and other personnel-related expenses from employee terminations in the first six months of 2021.
Income from operations. Consolidated income from operations decreased to $35.3 million in the six months ended June 30, 2022 from $38.7 million in the six months ended June 30, 2021, principally due to lower earnings in the USHE segment, partially offset by lower restructuring costs and amortization expense of intangible assets. USHE segment income from operations decreased 65.8% to $27.3 million in the six months ended June 30, 2022 from $79.8 million in the six months ended June 30, 2021, primarily due to lower enrollments and increased investments in marketing initiatives. Australia/New Zealand segment income from operations was $11.6 million in the six months ended June 30, 2022, compared to $12.7 million of income from operations in the six months ended June 30, 2021, primarily due to lower revenue, partially offset by a $3.6 million purchase accounting reduction in 2021 related to contract liabilities acquired in the acquisition. Education Technology Services segment income from operations decreased 9.5% to $10.0 million for the six months ended June 30, 2022 from $11.1 million in the six months ended

June 30, 2021 as a result of increased investment in outreach to corporate partners, partially offset by growth in Sophia Learning and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) decreased to $0.9 million of expense in the six months ended June 30, 2022 from $2.9 million of income in the six months ended June 30, 2021, primarily due to a decrease in investment income from our limited partnership investments and an increase in interest expense. We incurred $2.0 million of interest expense in the six months ended June 30, 2022 compared to $1.8 million in six months ended June 30, 2021.
Provision for income taxes. Income tax expense was $12.2 million in the six months ended June 30, 2022, compared to $12.1 million in the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was 35.4%, compared to 29.0% for the six months ended June 30, 2021. The increase in the effective tax rate in 2022 was primarily due to a $1.4 million tax shortfall recognized through share-based payment arrangements.
Net income. Net income decreased to $22.2 million in the six months ended June 30, 2022 compared to $29.6 million in the six months ended June 30, 2021 due to the factors discussed above.
Liquidity and Capital Resources
At June 30, 2022, we had cash, cash equivalents, and marketable securities of $289.7 million compared to $298.8 million at December 31, 2021 and $293.7 million at June 30, 2021. At June 30, 2022, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2022. As of June 30, 2022 and 2021, we had $141.4 million and $141.7 million, respectively, outstanding under our Revolving Credit Facility. During the six months ended June 30, 2022 and 2021, we paid $1.2 million and $1.4 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the six months ended June 30, 2022 was $80.7 million, compared to $125.8 million for the same period in 2021. The decrease in net cash from operating activities was primarily driven by lower earnings in the USHE segment, partially offset by favorable timing of payments of working capital.
Capital expenditures decreased to $22.7 million for the six months ended June 30, 2022, compared to $23.1 million for the same period in 2021, due to the timing of capital projects.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first two quarters of 2022. During the six months ended June 30, 2022, we paid a total of $29.9 million in cash dividends on our common stock. During the six months ended June 30, 2022, we paid $25.0 million to repurchase common shares in the open market under our repurchase program. As of June 30, 2022, we had $225.0 million of share repurchase authorization remaining to use through December 31, 2022.
For the second quarter of 2022 and 2021, bad debt expense as a percentage of revenue was 3.2% and 3.3%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at June 30, 2022 and 2021. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the six months ended June 30, 2022 and 2021, we earned interest income of $0.8 million and $0.6 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2022, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At June 30, 2022, we had $141.4 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings would cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. At June 30, 2022, we had no exposure to the discontinued LIBOR settings and had approximately $141.4 million of LIBOR-based debt outstanding on our Revolving Credit Facility. Our Revolving Credit Facility includes mechanisms for replacing the applicable reference rate, which we do not expect to be materially different from LIBOR.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 21.8% of our consolidated revenues for the six months ended June 30, 2022. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the six months ended June 30, 2022, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $11.6 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the six months ended June 30, 2022 was a decrease of $5.0 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2022, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.95% of its cash-basis revenues from these programs in 2021. Capella University derived approximately 67.06% of its cash-basis revenues from Title IV program funds in 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee occurred January-March 2022. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Department announced the Office of Enforcement would comprise four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the U.S. Department of Justice, CFPB, FTC, state attorneys general, and other state and federal partners.
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
On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice, and intends to complete the remedial actions in the allotted thirty days. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022; the examination started on June 13, 2022 and the CFPB has indicated that it is expected to last into August.
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. As discussed in Note 16, Regulation, in the condensed consolidated financial statements appearing in Part I, Item 1 of this report under “Current Negotiated Rulemaking,” the Department of Education has convened negotiated rulemaking committees to address issues such as borrower defense to repayment, misrepresentation, arbitration proceedings, gainful employment rules, and federal government oversight into changes in ownership for institutions of higher education, among others. Certain proposals related to these issues could raise the cost of compliance for Strayer University or Capella University or require changes in the educational programs offered by Strayer University and Capella University in order to comply with new rules. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Strayer University or Capella University.
Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs. If Strayer University and Capella University are found not to be in compliance with these laws, regulations, standards, or policies, they could lose access to Title IV program funds and face related monetary liability, which would have a material adverse effect on the Company.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, the Company paid $25.0 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $225.0 million as of June 30, 2022, and is available for use through December 31, 2022. A summary of the Company's share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 03/31/22)				$246.0
April	—	$—	—	246.0
May	221,195	64.27	221,195	231.8
June	105,339	64.50	105,339	225.0
Total (at 06/30/22)	326,534	$64.35	326,534	$225.0
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
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
None

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
10.1	First Amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 14, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: July 27, 2022