Form 10-Q
period 2022-09-30
Strategic Education, Inc.
filed 2022-11-03
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 21, 2022, there were outstanding 24,453,658 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$268,918	$262,757
Marketable securities	6,501	11,387
Tuition receivable, net	51,277	81,676
Income taxes receivable	313	—
Other current assets	40,777	46,928
Total current assets	367,786	402,748
Property and equipment, net	150,589	136,073
Right-of-use lease assets	149,587	125,081
Marketable securities, non-current	23,377	14,648
Intangible assets, net	276,380	259,855
Goodwill	1,285,864	1,226,499
Other assets	52,297	50,347
Total assets	$2,305,880	$2,215,251

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$95,518	$101,357
Income taxes payable	—	3,316
Contract liabilities	73,232	131,705
Lease liabilities	27,005	23,539
Total current liabilities	195,755	259,917
Long-term debt	141,630	141,234
Deferred income tax liabilities	44,595	33,688
Lease liabilities, non-current	162,821	136,791
Other long-term liabilities	47,089	45,139
Total liabilities	591,890	616,769
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,592,098 and 24,454,377 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively	246	245
Additional paid-in capital	1,529,969	1,507,902
Accumulated other comprehensive income (loss)	9,203	(66,369)
Retained earnings	174,572	156,704
Total stockholders’ equity	1,713,990	1,598,482
Total liabilities and stockholders’ equity	$2,305,880	$2,215,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Revenues	$270,078	$263,123	$859,587	$795,542
Costs and expenses:
Instructional and support costs	153,651	153,162	459,394	445,154
General and administration	95,714	97,753	275,954	289,259
Amortization of intangible assets	8,932	3,522	47,731	10,954
Merger and integration costs	1,111	269	4,060	933
Restructuring costs	3,322	610	26,400	6,129
Total costs and expenses	262,730	255,316	813,539	752,429
Income from operations	7,348	7,807	46,048	43,113
Other income (expense)	(1,848)	(262)	1,076	(1,133)
Income before income taxes	5,500	7,545	47,124	41,980
Provision for income taxes	1,646	1,453	13,717	13,639
Net income	$3,854	$6,092	$33,407	$28,341
Earnings per share:
Basic	$0.16	$0.26	$1.39	$1.19
Diluted	$0.16	$0.25	$1.38	$1.18
Weighted average shares outstanding:
Basic	23,948	23,550	23,966	23,765
Diluted	24,113	23,902	24,131	24,026
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Net income	$3,854	$6,092	$33,407	$28,341
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,876)	(38,171)	(46,864)	(74,677)
Unrealized gains (losses) on marketable securities, net of tax	9	(189)	(60)	(895)
Comprehensive loss	$(25,013)	$(32,268)	$(13,517)	$(47,231)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at June 30, 2021	24,621,111	$246	$1,523,022	$179,089	$30,823	$1,733,180
Stock-based compensation	—	—	4,624	22	—	4,646
Issuance of restricted stock, net	18,843	1	—	—	—	1
Repurchase of common stock	(39,475)	(1)	(2,457)	(543)	—	(3,001)
Common stock dividends ($0.60 per share)	—	—	—	(14,757)	—	(14,757)
Foreign currency translation adjustment	—	—	—	—	(28,876)	(28,876)
Unrealized gains on marketable securities, net of tax	—	—	—	—	9	9
Net income	—	—	—	3,854	—	3,854
Balance at September 30, 2021	24,600,479	$246	$1,525,189	$167,665	$1,956	$1,695,056

	For the three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2022	24,637,268	$246	$1,513,509	$166,175	$(28,009)	$1,651,921
Stock-based compensation	—	—	5,605	7	—	5,612
Issuance of restricted stock, net	(4,138)	1	(91)	—	—	(90)
Repurchase of common stock	(178,753)	(2)	(11,121)	(821)	—	(11,944)
Common stock dividends ($0.60 per share)	—	—	—	(14,749)	—	(14,749)
Foreign currency translation adjustment	—	—	—	—	(38,171)	(38,171)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(189)	(189)
Net income	—	—	—	6,092	—	6,092
Balance at September 30, 2022	24,454,377	$245	$1,507,902	$156,704	$(66,369)	$1,598,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	12,659	55	—	12,714
Exercise of stock options, net	1,632	—	113	—	—	113
Issuance of restricted stock, net	256,877	3	(2,342)	—	—	(2,339)
Repurchase of common stock	(76,969)	(1)	(4,790)	(1,114)	—	(5,905)
Common stock dividends ($1.80 per share)	—	—	—	(44,329)	—	(44,329)
Foreign currency translation adjustment	—	—	—	—	(46,864)	(46,864)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(60)	(60)
Net income	—	—	—	33,407	—	33,407
Balance at September 30, 2021	24,600,479	$246	$1,525,189	$167,665	$1,956	$1,695,056

	For the nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	16,202	7	—	16,209
Issuance of restricted stock, net	434,068	5	(2,873)	—	—	(2,868)
Repurchase of common stock	(571,789)	(6)	(35,396)	(1,514)	—	(36,916)
Common stock dividends ($1.80 per share)	—	—	—	(44,702)	—	(44,702)
Foreign currency translation adjustment	—	—	—	—	(74,677)	(74,677)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(895)	(895)
Net income	—	—	—	28,341	—	28,341
Balance at September 30, 2022	24,454,377	$245	$1,507,902	$156,704	$(66,369)	$1,598,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2021	2022
Cash flows from operating activities:
Net income	$33,407	$28,341
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of marketable securities	781	—
Gain on sale of property and equipment	(681)	—
Amortization of deferred financing costs	414	414
Amortization of investment discount/premium	55	29
Depreciation and amortization	88,188	49,193
Deferred income taxes	(12,197)	(9,213)
Stock-based compensation	12,714	16,209
Impairment of right-of-use lease assets	18,914	1,185
Changes in assets and liabilities:
Tuition receivable, net	(38,490)	(33,320)
Other assets	(6,106)	417
Accounts payable and accrued expenses	(253)	6,768
Income taxes payable and income taxes receivable	4,050	4,498
Contract liabilities	66,022	65,437
Other liabilities	(5,655)	(5,226)
Net cash provided by operating activities	161,163	124,732

Cash flows from investing activities:
Purchases of property and equipment	(33,632)	(32,508)
Proceeds from marketable securities	9,300	2,600
Proceeds from sale of property and equipment	4,328	—
Other investments	(589)	(223)
Cash paid for acquisition, net of cash acquired	—	(193)
Net cash used in investing activities	(20,593)	(30,324)

Cash flows from financing activities:
Common dividends paid	(44,289)	(44,600)
Net payments for stock awards	(2,283)	(2,973)
Repurchase of common stock	(5,905)	(36,916)
Net cash used in financing activities	(52,477)	(84,489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,280)	(10,729)
Net increase (decrease) in cash, cash equivalents, and restricted cash	84,813	(810)
Cash, cash equivalents, and restricted cash — beginning of period	202,020	279,212
Cash, cash equivalents, and restricted cash — end of period	$286,833	$278,402
Non-cash transactions:
Non-cash additions to property and equipment	$6,849	$1,910
Right-of-use lease assets obtained in exchange for operating lease liabilities	$46,213	$4,278
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
All information as of September 30, 2021 and 2022, and for the three and nine months ended September 30, 2021 and 2022 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.7 million and $1.3 million of these unpaid obligations as of December 31, 2021 and September 30, 2022, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until that student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2021 and September 30, 2022, the Company had approximately $9.1 million and $13.9 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2021 and 2022 (in thousands):

	As of September 30,
	2021	2022
Cash and cash equivalents	$274,774	$262,757
Restricted cash included in other current assets	11,559	15,145
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$286,833	$278,402
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

The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	September 30, 2022
Tuition receivable	$100,060	$126,616
Allowance for credit losses	(48,783)	(44,940)
Tuition receivable, net	$51,277	$81,676
Approximately $2.5 million and $2.7 million of tuition receivable, net, are included in other assets as of December 31, 2021 and September 30, 2022, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and nine months ended September 30, 2021 and 2022 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Allowance for credit losses, beginning of period	$49,591	$43,507	$49,773	$48,783
Additions charged to expense	10,291	11,895	30,850	27,899
Write-offs, net of recoveries	(10,604)	(10,462)	(31,345)	(31,742)
Allowance for credit losses, end of period	$49,278	$44,940	$49,278	$44,940
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,592,098 and 24,454,377 shares were issued and outstanding as of December 31, 2021 and September 30, 2022, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2022, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 12, 2022.
Net Income Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock options, restricted stock, and restricted stock units are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Weighted average shares outstanding used to compute basic earnings per share	23,948	23,550	23,966	23,765
Incremental shares issuable upon the assumed exercise of stock options	4	3	5	3
Unvested restricted stock and restricted stock units	161	349	160	258
Shares used to compute diluted earnings per share	24,113	23,902	24,131	24,026

Anti-dilutive shares excluded from the diluted earnings per share calculation	377	11	293	149
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2021, the balance of accumulated other comprehensive income was $9.2 million, net of tax of $0.2 million, and as of September 30, 2022, the balance of accumulated other comprehensive loss was $66.4 million, net of tax of $0.1 million. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and nine months ended September 30, 2021 and 2022.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$184,126	$177,678	$605,036	$546,407
Other(1)	7,767	7,821	25,611	24,884
Total U.S. Higher Education Segment	191,893	185,499	630,647	571,291
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	64,456	60,238	187,018	173,621
Other(1)	768	939	3,531	3,611
Total Australia/New Zealand Segment	65,224	61,177	190,549	177,232
Education Technology Services Segment(2)	12,961	16,447	38,391	47,019
Consolidated revenue	$270,078	$263,123	$859,587	$795,542
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
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the nine months ended September 30,
	2021	2022
Balance at beginning of period	$53,314	$52,024
Revenue deferred	15,005	12,647
Benefit redeemed	(16,733)	(16,295)
Balance at end of period	$51,586	$48,376
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
Costs to Obtain a Contract
Certain commissions earned by third party international agents are considered incremental and recoverable costs of obtaining a contract with customers of our ANZ segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.
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
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the consolidation and sale of underutilized facilities. The Company recorded right-of-use lease asset charges of approximately $1.9 million and $18.9 million during the three and nine months ended September 30, 2021, respectively, and approximately $0.1 million and $1.2 million during the three and nine months ended September 30, 2022, respectively, related to facilities consolidated as a result of the restructuring plan. The Company also recorded fixed asset impairment charges of approximately $0.6 million and $2.6 million during the three and nine months ended September 30, 2021, respectively, and approximately $0.1 million and $2.5 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recorded a $0.7 million gain from the sale of property and equipment of an owned campus that was closed in connection with the 2020 restructuring plan. All severance and other employee separation charges, right-of-use lease asset and fixed asset impairment charges, and gains on the sale of property and equipment related to the 2020 restructuring plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the nine months ended September 30, 2021 and 2022 (in thousands):

	CEC Integration Plan(1)	2020 Restructuring Plan	Total
Balance at December 31, 2020	$1,835	$1,287	$3,122
Restructuring and other charges	—	3,737	3,737
Payments	(1,835)	(4,227)	(6,062)
Balance at September 30, 2021	$—	$797	$797

Balance at December 31, 2021(2)	$—	$1,612	$1,612
Restructuring and other charges	—	1,241	1,241
Payments	—	(2,853)	(2,853)
Balance at September 30, 2022	$—	$—	$—
_____________________________________
(1)Restructuring plan implemented following the Company's merger with CEC.
(2)Restructuring liabilities are included in accounts payable and accrued expenses.
5. Marketable Securities
The following is a summary of available-for-sale securities as of September 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,636	$1	$(540)	$18,097
Corporate debt securities	8,179	—	(241)	7,938
Total	$26,815	$1	$(781)	$26,035
The following is a summary of available-for-sale securities as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,546	$271	$—	$18,817
Corporate debt securities	10,898	163	—	11,061
Total	$29,444	$434	$—	$29,878
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2021 and September 30, 2022 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2022, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2022.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	September 30, 2022
Due within one year	$6,501	$11,387
Due after one year through five years	23,377	14,648
Total	$29,878	$26,035

The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Maturities of marketable securities	$1,900	$500	$7,495	$2,600
Sales of marketable securities	1,805	—	1,805	—
Total	$3,705	$500	$9,300	$2,600
The Company recorded approximately $0.8 million in gross realized losses in net income during the three and nine months ended September 30, 2021 related to the sale of marketable securities. The Company did not record any gross realized gains or losses in net income during the three and nine months ended September 30, 2022.
6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of September 30, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$7,191	$7,191	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,097	—	18,097	—
Corporate debt securities	7,938	—	7,938	—
Total assets at fair value on a recurring basis	$33,226	$7,191	$26,035	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,134	$4,134	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,817	—	18,817	—
Corporate debt securities	11,061	—	11,061	—
Total assets at fair value on a recurring basis	$34,012	$4,134	$29,878	$—

Liabilities:
Deferred payments	$658	$—	$—	$658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2021 and September 30, 2022 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

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
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2021 and 2022.
Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2021 and 2022 are as follows (in thousands):

	As of September 30,
	2021	2022
Balance as of the beginning of period	$1,658	$658
Amounts paid	(1,470)	(658)
Other adjustments to fair value	458	—
Balance at end of period	$646	$—
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2022 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2021	$632,075	$553,789	$100,000	$1,285,864
Additions	—	947	—	947
Impairments	—	—	—	—
Currency translation adjustments	—	(60,312)	—	(60,312)
Adjustments to prior acquisitions	—	—	—	—
Balance as of September 30, 2022	$632,075	$494,424	$100,000	$1,226,499
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2022 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three and nine months ended September 30, 2021 and 2022.

Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$201,309	$(180,007)	$21,302	$199,715	$(188,498)	$11,217
Not subject to amortization
Trade names	255,078	—	255,078	248,638	—	248,638
Total	$456,387	$(180,007)	$276,380	$448,353	$(188,498)	$259,855
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $41.4 million and $8.5 million for the nine months ended September 30, 2021 and 2022, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2022 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2021 and 2022.
8. Other Assets
Other assets consist of the following as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	September 30, 2022
Prepaid expenses, net of current portion	$19,852	$18,753
Equity method investments	15,582	13,979
Cloud computing arrangements	5,957	6,835
Other investments	3,576	3,896
Tuition receivable, net, non-current	2,466	2,716
Other	4,864	4,168
Other assets	$52,297	$50,347
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2021 and September 30, 2022, $19.2 million and $18.0 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
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
The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Limited partnership investments, beginning of period	$17,401	$14,011	$15,795	$15,582
Capital contributions	327	—	589	48
Pro-rata share in the net income (loss) of limited partnerships	(610)	(32)	2,993	32
Distributions	(2,586)	—	(4,845)	(1,683)
Limited partnership investments, end of period	$14,532	$13,979	$14,532	$13,979
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
Tuition Receivable
Non-current tuition receivable, net, represents tuition that the Company expects to collect, but not within the next 12 months.
Other
Other is comprised primarily of deferred financing costs associated with the Company's credit facility, deferred contract costs related to commissions paid by our ANZ segment to third party international agents, and refundable security deposits associated with the Company's leased campus and office space.
9.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	September 30, 2022
Trade payables	$45,340	$54,736
Accrued compensation and benefits	27,424	36,912
Accrued student obligations and other	22,754	9,709
Accounts payable and accrued expenses	$95,518	$101,357
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
The Company was in compliance with all the terms of the Amended Credit Facility as of September 30, 2022.
As of December 31, 2021 and September 30, 2022, the Company had approximately $141.6 million and $141.2 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.6 million and $3.2 million was denominated in Australian dollars as of December 31, 2021 and September 30, 2022, respectively.
During the nine months ended September 30, 2021 and 2022, the Company paid $2.1 million and $3.0 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
11.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	September 30, 2022
Contract liabilities, net of current portion	$34,704	$34,369
Asset retirement obligations	9,122	7,593
Other	3,263	3,177
Other long-term liabilities	$47,089	$45,139
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

12.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Instructional and support costs	$1,365	$1,802	$3,871	$5,190
General and administration	3,503	3,810	9,546	11,019
Restructuring costs	(222)	—	(703)	—
Stock-based compensation expense included in operating expense	4,646	5,612	12,714	16,209
Tax benefit	1,228	1,460	3,359	4,250
Stock-based compensation expense, net of tax	$3,418	$4,152	$9,355	$11,959
During the nine months ended September 30, 2021 and 2022, the Company recognized a $26,000 and $1.4 million tax shortfall, respectively, related to share-based payment arrangements, which was recorded as an adjustment to the provision for income taxes.
13.    Income Taxes
During the nine months ended September 30, 2021 and 2022, the Company recorded income tax expense of $13.7 million and $13.6 million, reflecting an effective tax rate of 29.1% and 32.5%, respectively.
The Company had $1.0 million of unrecognized tax benefits as of December 31, 2021 and September 30, 2022. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $21.8 million and $20.2 million in income taxes during the nine months ended September 30, 2021 and 2022, respectively.
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
A summary of financial information by reportable segment for the three and nine months ended September 30, 2021 and 2022 is presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022
Revenues
U.S. Higher Education	$191,893	$185,499	$630,647	$571,291
Australia/New Zealand	65,224	61,177	190,549	177,232
Education Technology Services	12,961	16,447	38,391	47,019
Consolidated revenues	$270,078	$263,123	$859,587	$795,542
Income (loss) from operations
U.S. Higher Education	$5,168	$(1,948)	$84,981	$25,386
Australia/New Zealand	10,364	8,934	23,016	20,506
Education Technology Services	5,181	5,222	16,242	15,237
Amortization of intangible assets	(8,932)	(3,522)	(47,731)	(10,954)
Merger and integration costs	(1,111)	(269)	(4,060)	(933)
Restructuring costs	(3,322)	(610)	(26,400)	(6,129)
Consolidated income from operations	$7,348	$7,807	$46,048	$43,113
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
On April 20, 2021, Capella University received a letter from the Department of Education referencing Wright, et al. v. Capella Education Co., et al. and indicating that the Department would require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella University. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella University subsequently received approximately 500 applications for borrower defense to repayment. Capella University contested each claim for defense to repayment in individualized responses with supporting evidence, the last of which was sent to the Department in August 2021. Since that time, Capella University has not received any communication from the Department related to the set of borrower defense claims, nor has Capella University received indication that any such claim has been evaluated on the facts presented and adjudicated on the merits.
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that, if approved, would result in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. In a July 25, 2022 filing in the same litigation, the Department stated that providing automatic relief to such borrowers “does not constitute the granting or adjudication of a borrower defense pursuant to the Borrower Defense Regulations, and therefore provides no basis to the Department for initiating a borrower defense recoupment proceeding against any institution identified” on the list. The proposed class settlement agreement would also provide certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who apply during the period after execution of the settlement and before final approval. The Sweet settlement received preliminary court approval on August 4, 2022. A joint motion for final approval was filed on September 22, 2022, which multiple intervening higher education institutions and companies opposed, and a fairness hearing for final approval is scheduled for November 3, 2022. The settlement will not be effective unless and until it achieves final court approval. If the settlement agreement ultimately becomes effective and all Capella University borrower defense applications are forgiven in this manner, it is unclear whether the Department would attempt to seek recovery from Capella University for the amounts of discharged loans. The Department has indicated that any recoupment against institutions “could be imposed only after the Department initiated a separate, future proceeding, in accordance with regulations that require the Department to prove a sufficient basis for liability and provide schools with notice and an opportunity to be heard.” If the Department were to seek recovery for the amounts of discharged loans, Capella University would dispute and defend against such efforts. At this time, the Company is unable to predict the ultimate outcome of Capella-related borrower defense applications.
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
The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. Through a series of administrative actions, student loan relief has been extended, including on August 24, 2022, when the Department announced, “a final extension of the pause on student loan repayment, interest, and collections through December 31, 2022.”
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
The legislation also amended the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for a description of the 90/10 Rule. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department began in January 2022. In March 2022, the Institutional and Programmatic Eligibility negotiated rulemaking committee reached consensus on changes to the 90/10 Rule, which may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs (“VA”), in addition to the Title IV programs already covered by the 90/10 Rule. The Department of Education released proposed 90/10 regulations consistent with this consensus language on July 26, 2022, allowing for a 30 day comment period that ended August 26, 2022. On October 27, 2022, the Department of Education released final 90/10 regulations, which are consistent with the consensus language. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.
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
In addition, the legislation includes a number of higher education-related provisions, including: adopting the FAFSA Simplification Act, which includes eliminating the “expected family contribution” from the Free Application for Federal Student Aid (“FAFSA”) and replacing it with a “Student Aid Index;” expanding eligibility for Pell Grants; restoring Pell Grant eligibility for incarcerated students attending non-profit institutions; restoring quarters/semesters of Pell eligibility to students who have successfully asserted a borrower defense to repayment; repealing the limitation on lifetime subsidized loan eligibility (known as “Subsidized Usage Limit Applies,” or SULA); and significantly simplifying the FAFSA form. The Department published a FAFSA Simplification Information webpage on October 14, 2022 and is expected to provide institutions with guidance on the higher education provisions included in the Consolidated Appropriations Act of 2021, which take effect on July 1, 2023.
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
REMOTE Act
On December 21, 2021, President Biden signed into law the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act, which amended provisions of the Veterans Health Care and Benefits Improvement Act, the American Rescue Plan Act, and the THRIVE Act. The law includes changes to help institutions satisfy the Veterans Health Care and Benefits Improvement Act’s requirements by using the College Financing Plan template, in addition to extending some COVID-related flexibilities previously granted amid the pandemic. The law also extended remote learning waivers through June 1, 2022, simplified the VA verification process for tuition reimbursement, and fixed a technical error to ensure U.S. institutions of higher education can continue to use incentive compensation to recruit foreign students without losing GI Bill funding for their students.
Ensuring the Best Schools for Veterans Act of 2022
On August 26, 2022, President Biden signed into law the Ensuring the Best Schools for Veterans Act of 2022, which amended prior statutory language and made modifications to how the VA operationalizes the 85/15 requirement (that is, the rule that generally forbids use of Department of Veterans Affairs benefits for students enrolling in a program in which more than 85% of students enrolled in the program have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA). Among other things, the law clarifies that reporting associated with the 85/15 requirement does not apply to institutions at which 35% or fewer students receive GI bill benefits. The law also exempts programs for which fewer than 10 students have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA.
Consolidated Appropriations Act, 2022
On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022. The bill allocated $76.4 billion to the Department of Education and its programs, including an increase to the maximum Pell Grant award, bringing the total to $6,895 for the 2022-23 award year. In addition, campus-based aid programs were increased, with $895 million allocated for the FSEOG program, an increase of $15 million above the FY 2021 enacted level, and $1.21 billion allocated for FWS, an increase of $20 million above the FY 2021 enacted level.
In addition to the increases in federal student aid funding, the bill provided $2.1 billion for career, technical, and adult education, $61 million above the FY 2021 enacted level, and an additional $3 billion for higher education programs, $452 million more than the FY 2021 enacted level. The bill also dictated Department requirements related to federal loan servicing, including appropriations for just over $2 billion for expenses related to the administration of the federal loan program, and made a number of changes to the FAFSA Simplification Act.
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
On August 10, 2021, the Department announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking for the Affordability and Student Loans Committee began in October 2021 and concluded in December 2021, with the committee failing to reach consensus on Borrower Defense to Repayment. On October 31, 2022, the Department released final BDTR regulations. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending BDTR claims as of July 1, 2023, instead of various standards based on the date of the borrower’s first loan disbursement; define what kinds of misconduct could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a BDTR claim; establish a reconsideration process for borrowers whose claims are not approved for a full discharge; and create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims. The final rule also sets the expectation that the Department will hold colleges accountable for the cost of discharges, including establishing a recoupment process separate from the approval of BDTR claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained.
On October 31, 2022, the Department published final rules updating the eligibility criteria for and the process by which borrowers can be eligible to receive a closed school loan discharge. The updated rules allow the Secretary to process automatic closed school discharges and establishes a discharge window of 180 days prior to the school’s closure. The regulation also states that eligible borrowers may receive a discharge if the borrower does not complete either a teach-out or the continuation of their program at another location of the school, and gives the Secretary the authority to adjust the closures date in cases where the institution discontinues the programs in which most borrowers were enrolled. The new regulation is effective July 1, 2023.

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
On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. In June 2021, the Department of Education held virtual public hearings to gather information for providing enforcement of Title IX, as part of the Office for Civil Rights’ (“OCR”) comprehensive review of the regulation. On June 16, 2021, OCR issued a notice of interpretation clarifying that the Department interprets Title IX and its enforcement authority under the regulation to include the prohibition of sex discrimination based on sexual orientation and gender identity. On July 20, 2021, the Department of Education released a Questions and Answers document outlining OCR’s interpretation of the Title IX regulations related to sexual harassment. On August 24, 2021, OCR, in alignment with recent federal court decisions, issued guidance indicating it would cease enforcement of Title IX’s current prohibition against consideration of statements made by individuals failing to submit to cross-examination. The June 2021 notice of interpretation is currently under legal challenge in Tennessee et al. v. United States Department of Education et al., United States District Court for the Eastern District of Tennessee, Case No. 3:21-cv-00308-CEA-DCP. A July 15, 2022 court-issued preliminary injunction prohibits the Department of Education from enforcing the challenged guidance in the plaintiff states.
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation and gender identity; and eliminate the requirement for live hearings at the post-secondary level. The public comment period on the proposed rule ended on September 12, 2022. When the Department publishes a final Title IX rule, it will indicate an effective date.
On October 4, 2022, OCR released a resource document for students and institutions in which it reinforced that current Title IX regulations prohibit discrimination based on pregnancy, childbirth, false pregnancy, termination of pregnancy or recovery therefrom. The resource document further emphasized that Title IX requires institutions to treat pregnancy, childbirth, false pregnancy, termination of pregnancy and recovery therefrom the same as other temporary disabilities with respect to medical benefits, services, plans, and policies, and detailed requirements for leave and reinstatement for both students and employees.
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
On July 6, 2022, the Department released proposed rules governing student loan discharges and processes, including borrower defense to repayment. The proposed rules also addressed closed school discharges, arbitration proceedings, public service loan forgiveness, interest capitalization, total and permanent disability discharges, and false certification. The public comment period on the proposed rules ended on August 12, 2022. As discussed above, the Department published final rules on October 31, 2022.
Institutional and Programmatic Eligibility Committee
On December 8, 2021, the Department announced its intention to establish the Institutional and Programmatic Eligibility committee, to prepare proposed regulations to address the following topics: 90/10, ability to benefit, certification procedures for participating in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for participating institutions of higher education, gainful employment, and standards of administrative capability. Committee meetings occurred January-March 2022. In March 2022, the committee reached consensus on two of seven topics: ability to benefit and changes to the 90/10 rule. On July 26, 2022, the Department released proposed regulations related to the 90/10 rule, and change of ownership and change in control of institutions of higher education. On October 27, 2022, the Department of Education released final 90/10 regulations, which are consistent with the consensus language.
The 90/10 rule’s final regulations include changes to requirements impacting non-Title IV program revenue, and the treatment of “Federal funds” within the calculation. The final regulations indicate that the Secretary of Education will identify via Federal Register notice, the federal agencies and educational assistance funds provided by that agency that will count toward the “90” portion of the 90/10 calculation. Such agencies may include the U.S. Department of Defense and the VA given the Department’s confirmation that institutions no longer would be permitted to count federal aid for veterans and service members toward the “10” portion of the 90/10 calculation. The final regulations also include modifications to the criteria for revenue generated from non-Title IV programs, allowing institutions to count funds as non-Federal revenue only for programs that: (1) do not include any courses offered in an eligible program that is provided by the institution; (2) are provided by the institution and taught by one of the institution’s instructors; and (3) are located at the institution’s main campus, one of its approved additional locations, at another school facility approved by the appropriate State agency or accrediting agency, or at an employer facility. In the preamble to the final 90/10 regulations, the Department indicated that non-Title IV programs that are offered online are not eligible to be included in the “10” portion of the calculation. The final regulations establish new disclosure requirements for institutions that fail 90/10, including a student notification requirement, and clarify reporting requirements and liabilities for institutions that lose access to Title IV because of failing 90/10. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.
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
Student Loan Relief
On August 24, 2022, the Department announced that it would provide student loan relief to eligible borrowers to address financial hardships in connection with the COVID-19 pandemic. Under the relief measures, up to $10,000 in student debt will be forgiven for individual borrowers earning less than $125,000 or married couples or heads of household earning less than $250,000, and up to $20,000 will be forgiven for such borrowers who formerly received Pell Grants. In a memorandum prepared by the Department’s General Counsel, the Department stated that it has interpreted provisions of the Higher Education Relief Opportunities for Students Act of 2003 to authorize the Secretary to exercise broad discretion in granting student loan relief. Since the Department’s student loan relief announcement, multiple lawsuits have been filed against the Department challenging its authority to grant such relief. We cannot predict the outcome of these lawsuits.
The Department also announced its intent to publish a proposed rule to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. The new plan would include a lower payment cap, coverage of unpaid monthly interest, and loan forgiveness after 10 years of payment for borrowers with original loan balances under a certain threshold.
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
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella University must apply for and receive approval from the Department in connection with new locations or the addition of new Title IV-eligible educational programs. Capella University filed its application for recertification in advance of the September 30, 2022 deadline.
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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) is a U.S. government agency established to protect the interests of consumers in their dealings with banks, lenders and other financial institutions. On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice and informed the CFPB that it completed the remedial actions in the allotted thirty days. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022. The examination started on June 13, 2022. Fieldwork concluded on August 5, 2022, but the examination is ongoing. On September 12, 2022, the CFPB informed the Company of a preliminary finding related to a product that is no longer utilized, and invited the Company’s response. The Company timely responded to the CFPB’s letter, disagreeing with the preliminary finding and noting that the product to which it related is no longer utilized.
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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking and other action by the Department or other governmental entities, including without limitation action related to borrower defense to repayment applications, and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies, the impact of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Company Overview
As of September 30, 2022, we had the following reportable segments:
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
•In the third quarter of 2022, USHE enrollment decreased 3% to 75,144 compared to 77,574 for the same period in 2021.
•Trailing 4-quarter student persistence within USHE was 87.3% in the second quarter of 2022 compared to 87.0% for the same period in 2021. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022
86.8%	86.7%	86.5%	87.0%	86.9%	86.8%	87.1%	87.3%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 6.4% as of the end of the second quarter of 2022. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022
(5.8)%	(10.3)%	(15.1)%	(17.2)%	(15.1)%	(11.3)%	(8.1)%	(6.4)%
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
•In the third quarter of 2022, employer affiliated enrollment as a percentage of USHE enrollment was 25.3% compared to 21.1% for the same period in 2021.
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
•Media Design School is a private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media, artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority, the organization responsible for the quality assurance of non-university tertiary training providers.
•In the third quarter of 2022, Australia/New Zealand enrollment was 18,493 compared to 18,188 for the same period in 2021.
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
Revenue recognition — Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the nine months ended September 30, 2022 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate or graduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2022, we had deferred $48.4 million for estimated redemptions earned under the Graduation Fund, as compared to $52.0 million at December 31, 2021. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2022, our bad debt expense was 4.5% of revenue, compared to 3.8% for the same period in 2021. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2022 would have changed our income from operations by approximately $1.3 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and nine months ended September 30, 2022 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2022.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2022.
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
Results of Operations
In the third quarter of 2022, we generated $263.1 million in revenue compared to $270.1 million in 2021. Our income from operations was $7.8 million for the third quarter of 2022 compared to $7.3 million in 2021, principally due to lower amortization expense of intangible assets, restructuring costs, and merger and integration costs, partially offset by lower earnings in the USHE segment. Net income in the third quarter of 2022 was $6.1 million compared to $3.9 million for the same period in 2021. Diluted earnings per share was $0.25 compared to $0.16 for the same period in 2021. For the nine months ended September 30, 2022, we generated $795.5 million in revenue, compared to $859.6 million for the same period in 2021. Our income from operations was $43.1 million for the nine months ended September 30, 2022 compared to $46.0 million for the same period in 2021, principally due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets, restructuring costs, and merger and integration costs. Net income was $28.3 million for the nine months ended September 30, 2022 compared to $33.4 million for the same period in 2021, and diluted earnings per share was $1.18 in the nine months ended September 30, 2022 compared to $1.38 for the same period in 2021.
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
•income/loss from partnership and other investments that are not part of our core operations; and
•discrete tax adjustments related to stock-based compensation and other adjustments.
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and nine months ended September 30, 2022 are also presented on a constant currency basis.
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
Adjusted results for 2021 exclude an adjustment for foreign currency exchange impacts and are therefore not directly comparable to adjusted results previously reported for the three and nine months ended September 30, 2021. Adjusted income from operations was $12.2 million in the third quarter of 2022 compared to $20.7 million in 2021. Adjusted net income was $8.0 million in the third quarter of 2022 compared to $14.1 million in 2021, and adjusted diluted earnings per share was $0.33 in the third quarter of 2022 compared to $0.59 in 2021. Adjusted income from operations was $61.1 million for the nine months ended September 30, 2022 compared to $127.9 million for the same period in 2021. Adjusted net income was $41.5 million for the nine months ended September 30, 2022 compared to $89.0 million for the same period in 2021, and adjusted diluted earnings per share was $1.73 for the nine months ended September 30, 2022 compared to $3.69 for the same period in 2021.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$263,123	$—	$—	$—	$—	$—	$263,123
Total costs and expenses	$255,316	$(3,522)	$(269)	$(610)	$—	$—	$250,915
Income from operations	$7,807	$3,522	$269	$610	$—	$—	$12,208
Operating margin	3.0%						4.6%
Income before income taxes	$7,545	$3,522	$269	$610	$(39)	$—	$11,907
Net income	$6,092	$3,522	$269	$610	$(39)	$(2,478)	$7,976

Diluted earnings per share	$0.25						$0.33
Weighted average diluted shares outstanding	23,902						23,902

Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$270,078	$—	$—	$—	$—	$—	$270,078
Total costs and expenses	$262,730	$(8,932)	$(1,111)	$(3,322)	$—	$—	$249,365
Income from operations	$7,348	$8,932	$1,111	$3,322	$—	$—	$20,713
Operating margin	2.7%						7.7%
Income before income taxes	$5,500	$8,932	$1,111	$3,322	$1,211	$—	$20,076
Net income	$3,854	$8,932	$1,111	$3,322	$1,211	$(4,312)	$14,118

Diluted earnings per share	$0.16						$0.59
Weighted average diluted shares outstanding	24,113						24,113
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$795,542	$—	$—	$—	$—	$—	$795,542
Total costs and expenses	$752,429	$(10,954)	$(933)	$(6,129)	$—	$—	$734,413
Income from operations	$43,113	$10,954	$933	$6,129	$—	$—	$61,129
Operating margin	5.4%						7.7%
Income before income taxes	$41,980	$10,954	$933	$6,129	$(178)	$—	$59,818
Net income	$28,341	$10,954	$933	$6,129	$(178)	$(4,666)	$41,513

Diluted earnings per share	$1.18						$1.73
Weighted average diluted shares outstanding	24,026						24,026

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$859,587	$3,646	$—	$—	$—	$—	$863,233
Total costs and expenses	$813,539	$(47,731)	$(4,060)	$(26,400)	$—	$—	$735,348
Income from operations	$46,048	$51,377	$4,060	$26,400	$—	$—	$127,885
Operating margin	5.4%						14.8%
Income before income taxes	$47,124	$51,377	$4,060	$26,400	$(2,970)	$—	$125,991
Net income	$33,407	$51,377	$4,060	$26,400	$(2,970)	$(23,312)	$88,962

Diluted earnings per share	$1.38						$3.69
Weighted average diluted shares outstanding	24,131						24,131
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
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 33.0% and 30.6% for the three and nine months ended September 30, 2022, respectively, and an adjusted effective tax rate of 29.7% and 29.4% for the three and nine months ended September 30, 2021, respectively.
The table below presents our adjusted results of operations on a constant currency basis for the three and nine months ended September 30, 2022 (amounts in thousands, except per share data):

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$263,123	$4,496	$267,619	$795,542	$12,221	$807,763
Total costs and expenses	$250,915	$3,791	$254,706	$734,413	$11,006	$745,419
Income from operations	$12,208	$705	$12,913	$61,129	$1,215	$62,344
Operating margin	4.6%		4.8%	7.7%		7.7%
Income before income taxes	$11,907	$708	$12,615	$59,818	$1,210	$61,028
Net income	$7,976	$474	$8,450	$41,513	$812	$42,325

Diluted earnings per share	$0.33		$0.35	$1.73		$1.76
Weighted average diluted shares outstanding	23,902		23,902	24,026		24,026
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three and nine months ended September 30, 2022 at a constant exchange rate of 0.73 and 0.76 Australian Dollars to U.S. Dollars, respectively, which was the average exchange rate for the same periods in 2021.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues. Consolidated revenue decreased to $263.1 million in the third quarter of 2022, compared to $270.1 million in the same period in the prior year, primarily due to declines in USHE enrollment. In the USHE segment for the three months ended September 30, 2022, total enrollment decreased 3% to 75,144 from 77,574 for the same period in 2021. USHE segment revenue decreased 3.3% to $185.5 million compared to $191.9 million in 2021 primarily as a result of declines in enrollment. In the Australia/New Zealand segment for the three months ended September 30, 2022, total enrollment increased 1.7% to 18,493, compared to 18,188 for the same period in 2021. Australia/New Zealand segment revenue decreased 6.2% to $61.2 million compared to $65.2 million in 2021, primarily due to unfavorable foreign exchange impacts and lower revenue-per-student. In the Education Technology Services segment, revenue for the three months ended September 30, 2022 increased 26.9% to $16.4 million compared to $13.0 million in 2021, primarily as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $153.2 million, compared to $153.7 million in the same period in the prior year, principally due to lower facility costs, partially offset by higher bad debt expense. Consolidated instructional and support costs as a percentage of revenues increased to 58.2% in the third quarter of 2022 from 56.9% in the third quarter of 2021.
General and administration expenses. Consolidated general and administration expenses increased to $97.8 million in the third quarter of 2022 compared to $95.7 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 37.2% in the third quarter of 2022 from 35.4% in the third quarter of 2021.
Amortization of intangible assets. Amortization of intangible assets decreased to $3.5 million in the third quarter of 2022 compared to $8.9 million in 2021, due to the finite-lived intangible assets acquired through the merger with Capella Education Company being fully amortized as of the third quarter of 2021.
Merger and integration costs. Merger and integration costs decreased to $0.3 million in the third quarter of 2022 compared to $1.1 million for the same period in 2021, as a result of lower integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $0.6 million in the third quarter of 2022 compared to $3.3 million in 2021, primarily due to lower right-of-use lease asset and fixed asset impairment charges associated with vacating leased space and lower severance and other personnel-related expenses from employee terminations in connection with the Company's restructuring plan.
Income from operations. Consolidated income from operations increased to $7.8 million in the third quarter of 2022 compared to $7.3 million in the third quarter of 2021, principally due to lower amortization expense of intangible assets, restructuring costs, and merger and integration costs, partially offset by lower earnings in the USHE segment. In the USHE segment, loss from operations was $1.9 million in the third quarter of 2022, compared to $5.2 million of income from operations in the third quarter of 2021, primarily due to lower enrollments and increased investments in marketing initiatives. In the Australia/New Zealand segment, income from operations decreased 13.8% to $8.9 million in the third quarter of 2022, compared to $10.4 million in the third quarter of 2021, primarily driven by lower revenue, higher bad debt expense, and unfavorable foreign currency impacts. In the Education Technology Services segment, income from operations was $5.2 million in the third quarter of 2022 and 2021. As discussed above, revenue in the Education Technology Services segment increased in the third quarter of 2022 compared to the third quarter of 2021 as a result of growth in Sophia Learning and an increase in employer affiliated enrollment; however, income from operations remained consistent due to increased investment in outreach to corporate partners in the third quarter of 2022.
Other expense. Other expense was $0.3 million in the third quarter of 2022 compared to $1.8 million in the third quarter of 2021, as a result of an increase in investment income from our limited partnership investments and an increase in interest income, partially offset by an increase in interest expense due to higher interest rates. We incurred $1.6 million of interest expense in the three months ended September 30, 2022 compared to $0.9 million in the three months ended September 30, 2021.
Provision for income taxes. Income tax expense was $1.5 million in the third quarter of 2022, compared to $1.6 million in the third quarter of 2021. Our effective tax rate for the quarter was 19.3%, compared to 29.9% for the same period in 2021.
Net income. Net income increased to $6.1 million in the third quarter of 2022 compared to $3.9 million in the third quarter of 2021 due to the factors discussed above.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues. Consolidated revenue decreased to $795.5 million in the nine months ended September 30, 2022, compared to $859.6 million in the same period in the prior year, primarily due to declines in enrollment. USHE segment revenue decreased 9.4% to $571.3 million compared to $630.6 million in 2021 primarily as a result of declines in enrollment. Australia/New Zealand segment revenue decreased 7.0% to $177.2 million compared to $190.5 million in 2021 as a result of unfavorable foreign exchange impacts, declines in enrollment, and lower revenue-per-student. In the Education Technology Services segment, revenue for the nine months ended September 30, 2022 increased 22.5% to $47.0 million compared to $38.4 million in 2021, primarily as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $445.2 million in the nine months ended September 30, 2022 from $459.4 million in the nine months ended September 30, 2021, principally due to lower facility costs and bad debt expense. Consolidated instructional and support costs as a percentage of revenues increased to 56.0% in the nine months ended September 30, 2022 from 53.4% in the nine months ended September 30, 2021.
General and administration expenses. Consolidated general and administration expenses increased to $289.3 million in the nine months ended September 30, 2022 from $276.0 million in the nine months ended September 30, 2021, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 36.4% in the nine months ended September 30, 2022 from 32.1% in the nine months ended September 30, 2021.
Amortization of intangible assets. Amortization of intangible assets decreased to $11.0 million in the nine months ended September 30, 2022 from $47.7 million in the nine months ended September 30, 2021, due to the finite-lived intangible assets acquired through the merger with Capella Education Company being fully amortized as of the third quarter of 2021.
Merger and integration costs. Merger and integration costs decreased to $0.9 million in the nine months ended September 30, 2022 from $4.1 million in the nine months ended September 30, 2021, as a result of lower integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $6.1 million in the nine months ended September 30, 2022 from $26.4 million in the nine months ended September 30, 2021, primarily due to $3.7 million of right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the first nine months of 2022, compared to $21.5 million in the comparable period in 2021, as well as higher severance and other personnel-related expenses from employee terminations in the first nine months of 2021.
Income from operations. Consolidated income from operations decreased to $43.1 million in the nine months ended September 30, 2022 from $46.0 million in the nine months ended September 30, 2021, principally due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets, restructuring costs, and merger and integration costs. USHE segment income from operations decreased 70.1% to $25.4 million in the nine months ended September 30, 2022 from $85.0 million in the nine months ended September 30, 2021, primarily due to lower enrollments, lower revenue-per-student, and increased investments in marketing initiatives. Australia/New Zealand segment income from operations decreased 10.9% to $20.5 million in the nine months ended September 30, 2022, compared to $23.0 million of income from operations in the nine months ended September 30, 2021, primarily due to lower revenue and unfavorable foreign currency impacts. Education Technology Services segment income from operations decreased 6.2% to $15.2 million for the nine months ended September 30, 2022 from $16.2 million in the nine months ended September 30, 2021 as a result of increased investment in outreach to corporate partners, partially offset by growth in Sophia Learning and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) decreased to $1.1 million of expense in the nine months ended September 30, 2022 from $1.1 million of income in the nine months ended September 30, 2021, primarily due to a decrease in investment income from our limited partnership investments and an increase in interest expense, partially offset by an increase in interest income due to higher interest rates. We incurred $3.6 million of interest expense in the nine months ended September 30, 2022 compared to $2.7 million in nine months ended September 30, 2021.
Provision for income taxes. Income tax expense was $13.6 million in the nine months ended September 30, 2022, compared to $13.7 million in the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was 32.5%, compared to 29.1% for the nine months ended September 30, 2021. The increase in the effective tax rate in 2022 was primarily due to a $1.4 million tax shortfall recognized through share-based payment arrangements.
Net income. Net income decreased to $28.3 million in the nine months ended September 30, 2022 compared to $33.4 million in the nine months ended September 30, 2021 due to the factors discussed above.

Liquidity and Capital Resources
At September 30, 2022, we had cash, cash equivalents, and marketable securities of $288.8 million compared to $298.8 million at December 31, 2021 and $305.0 million at September 30, 2021. At September 30, 2022, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2022. As of September 30, 2022 and 2021, we had $141.2 million and $141.6 million, respectively, outstanding under our Revolving Credit Facility. During the nine months ended September 30, 2022 and 2021, we paid $3.0 million and $2.1 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the nine months ended September 30, 2022 was $124.7 million, compared to $161.2 million for the same period in 2021. The decrease in net cash from operating activities was primarily driven by lower earnings in the USHE segment, partially offset by favorable timing of payments of working capital.
Capital expenditures decreased to $32.5 million for the nine months ended September 30, 2022, compared to $33.6 million for the same period in 2021, due to the timing of capital projects.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first three quarters of 2022. During the nine months ended September 30, 2022, we paid a total of $44.6 million in cash dividends on our common stock. During the nine months ended September 30, 2022, we paid $36.9 million to repurchase common shares in the open market under our repurchase program. As of September 30, 2022, we had $213.1 million of share repurchase authorization remaining to use through December 31, 2022.
For the third quarter of 2022 and 2021, bad debt expense as a percentage of revenue was 4.5% and 3.8%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at September 30, 2022 and 2021. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the nine months ended September 30, 2022 and 2021, we earned interest income of $1.9 million and $0.9 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2022, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

At September 30, 2022, we had $141.2 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings would cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. At September 30, 2022, we had no exposure to the discontinued LIBOR settings and had approximately $141.2 million of LIBOR-based debt outstanding on our Revolving Credit Facility. Our Revolving Credit Facility includes mechanisms for replacing the applicable reference rate, which we do not expect to be materially different from LIBOR.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 22.3% of our consolidated revenues for the nine months ended September 30, 2022. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the nine months ended September 30, 2022, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $17.7 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2022 was a decrease of $10.7 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2022, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the revised risk factors included below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.95% of its cash-basis revenues from these programs in 2021. Capella University derived approximately 67.06% of its cash-basis revenues from Title IV program funds in 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking. Meetings of this negotiated rulemaking committee occurred January-March 2022, the Department issued and received public comments on the proposed rule in July-August 2022, and the Department of Education released final 90/10 regulations on October 27, 2022. The final regulations may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule will apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice, and informed the CFPB that it completed the remedial actions in the allotted thirty days. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022. The examination started on June 13, 2022. Fieldwork concluded on August 5, 2022, but the examination is ongoing. On September 12, 2022, the CFPB informed the Company of a preliminary finding related to a product that is no longer utilized, and invited the Company’s response. The Company timely responded to the CFPB’s letter, disagreeing with the preliminary finding and noting that the product to which it related is no longer utilized.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, the Company paid $36.9 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $213.1 million as of September 30, 2022, and is available for use through December 31, 2022. A summary of the Company's share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 06/30/22)				$225.0
July	—	$—	—	225.0
August	96,438	69.42	96,438	218.3
September	82,315	63.77	82,315	213.1
Total (at 09/30/22)	178,753	$66.82	178,753	$213.1
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
Date: November 3, 2022