Form 10-K
period 2022-12-31
Strategic Education, Inc.
filed 2023-02-27
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion.
The total number of shares of common stock outstanding as of January 27, 2023 was 24,402,891.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2022 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•rulemaking and other action by the U.S. Department of Education (“Department of Education” or the “Department”) or other governmental entities, including without limitation action related to borrower defense to repayment applications, and increased focus by the U.S. Congress on for-profit education institutions;
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
We generated net revenue of $1.1 billion in 2022. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”). ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students.
As of December 31, 2022, our three reportable segments consisted of U.S. Higher Education, Australia/New Zealand, and Education Technology Services.
U.S. Higher Education (“USHE”) Segment
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Strayer University and Capella University (the “USHE Universities”), including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also offers non-degree web and mobile application development courses through Hackbright Academy (“Hackbright”) and Devmountain, which are units of Strayer University.
Student Profile
The following is a breakdown of students by program level enrolled in the USHE Universities as of the 2022 fall term:

Program	Strayer University students	Capella University students	Total USHE students	Percentage of USHE students
Bachelor’s	28,722	14,321	43,043	55%
Master’s	5,661	18,844	24,505	31%
Doctoral	—	7,340	7,340	10%
Associate’s	2,200	—	2,200	3%
Certificate/Other	78	896	974	1%
Total Students	36,661	41,401	78,062	100%
The USHE segment has a very diverse student population. Of the students enrolled in the USHE Universities programs as of the 2022 fall term, approximately 69% were age 31 or older, approximately 79% were engaged in part-time study, approximately 77% were female, and approximately 58% of students self-reporting their ethnicity were minorities.
The USHE business is seasonal, and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.
Strayer University
Founded in 1892, Strayer University is an accredited institution of higher education that offers undergraduate and graduate degree programs in business, criminal justice, education, health services, information technology, and public administration, at physical campuses, predominantly located in the eastern United States, and online. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students with flexibility and convenience. Strayer University also offers an MBA online through the Jack Welch Management Institute (“JWMI”), which was acquired in December 2011.

JWMI is a Top-10 Princeton Review-ranked online MBA program. Strayer University also offers non-degree web and mobile application development courses through Hackbright and Devmountain.
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
Strayer University’s academic programs are primarily offered on a quarterly academic schedule, which generally coincides with calendar quarters. Although most of its programs are offered at campuses and online, Strayer University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take some or all of their courses online. All course modalities have the same academic requirements and content, and are taught by Strayer University faculty. Throughout a course, faculty assess students, respond to inquiries, and interact with students to support their learning efforts.
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
Faculty
Strayer University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their fields, and are enthusiastic and committed to teaching working adults. Strayer University’s faculty includes both full-time and part-time faculty members. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts only on teaching and student support, and not on research and/or publishing. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Certain high-performing faculty have been promoted into what we call “10x” teaching roles where they are provided with new technology and support resources that enable them to teach much larger class cohorts than was previously possible.
None of Strayer University’s employees are a party to any collective bargaining or similar agreement. Strayer University provides financial support for faculty members seeking to enhance their skills and knowledge through a professional development funding program that reimburses eligible faculty and deans for continuing their education and completing courses, seminars, and various programs that enhance their current credentials and knowledge base to improve their content expertise. Strayer University also conducts annual in-house faculty workshops in each discipline.
Organization of Strayer University
Overall academic and business decisions of Strayer University, including review and approval of the annual financial budget, are directed by its Board of Trustees. Strayer University’s By-Laws prescribe that a majority of members be independent from Strayer University and the Company to assure independent oversight of all academic programs and services. Within the academic, strategic and financial parameters set by the Board of Trustees, Strayer University is managed on a daily basis by the Strayer University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers. The Boards of Trustees of Strayer University and Capella University are independent of each other, as well as from the Board of Directors of Torrens University, and have no overlapping members.
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

Strayer University maintains booths and information tables at various conferences and expos, as well as at transfer days at community colleges. Recommendations from its alumni network also maintain and enhance Strayer University’s reputation and promote its quality education. Its business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. Strayer University records inquiries in its database and tracks them through to application and registration. Additionally, information about new programs is provided to students and alumni to encourage them to return for further education.
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
Tuition and Fees
Strayer University charges tuition by the course. Tuition rates vary based on degree level and program. In addition, tuition rates may vary in states with specific regulations governing tuition costs. Tuition rates are reviewed at least annually. Year-over-year tuition adjustments are specific to the degree level or program and depend on market conditions, program differentiation or changes in operating costs associated with the degree level or program.
Strayer University offers scholarships and tuition discounts to students under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements. One such program is the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains enrolled in the program. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years.
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
Capella University
Founded in 1993, Capella University is an online accredited institution of higher education that offers a variety of undergraduate and graduate degree programs, as well as certificate programs, in business, technology, health care administration, counseling, psychology, human services, education, social work, nursing, and health sciences, primarily delivered to working adults. Capella University primarily focuses on master’s and doctoral degree offerings, with approximately 64% of its students enrolled in such programs.
Capella University is accredited by the Higher Learning Commission (the “Higher Learning Commission” or “HLC”), a higher education institutional accrediting agency recognized by the Department of Education.
Curriculum
Capella University’s academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult students develop specific competencies they can apply in their workplace. Capella University’s GuidedPath credit-hour courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. Capella University offers new students in most GuidedPath programs the flexibility to begin the first course in their program of study at the beginning of any month. These students then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, students generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of courses last for ten weeks.
GuidedPath courses are developed to be taken asynchronously, so that students can attend each course as it fits their weekly schedule. GuidedPath students are required to participate weekly in discussions and/or respond to questions posed by the instructor, as well as comments made by other students. This format provides for an interactive experience in which each student is both encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in each course each week. Capella University’s online format provides a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies. The course design also includes assessment of course competencies.
Capella University also offers courses in the FlexPath model. In the FlexPath model, students’ demonstration of competencies is directly assessed by faculty when the student submits an assessment. FlexPath students set their own deadlines, demonstrate competencies via authentic assessment, and move through courses at their own speed, giving them an opportunity to accelerate or slow down to meet their learning needs and schedule demands.
The primary exception to Capella University’s online format is for certain doctoral and master’s degree programs related to professional licensure. These students participate in periodic residencies, year-in-residencies, and supervised practica and internships as part of their programs. Residencies typically last from four to 12 days and are required, on average, once per year for students in applicable programs. The supervised practica and internships vary in length based on the program in which the student is enrolled.
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
Faculty
Capella University hires faculty who have teaching and/or practitioner experience in their particular discipline and possess significant and appropriate academic credentials. The faculty consists of full-time academic administrators, core faculty and part-time faculty. The full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of curricula, to recruit and manage teaching faculty, and to maintain standards of accreditation. Faculty are supervised by academic leaders within their schools. Core faculty and part-time faculty teach courses, serve on curriculum or other relevant committees, work on curriculum development in their areas of expertise, and serve as comprehensive exam readers and dissertation mentors to doctoral students in addition to other responsibilities.
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
Organization of Capella University
Overall academic and business decisions of Capella University, including review and approval of the annual financial budget, are directed by its Board of Trustees. Capella University’s By-Laws prescribe that a majority of members be independent from Capella University and the Company to provide independent oversight of all academic programs and services. Within the academic, strategic and financial parameters set by the Board of Trustees, Capella University is managed on a daily basis by the Capella University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers. The Boards of Trustees of Strayer University and Capella University are independent of each other, as well as from the Board of Directors of Torrens University, and have no overlapping members.
Outreach
Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective students, generate inquiries for enrollment, and stimulate referrals from current students and graduates. These marketing activities include online advertising (display, social, mobile, search, and through aggregators), television, print, radio, email, and direct mail advertising campaigns.

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
Tuition and Fees
Capella University’s overall tuition rates vary by discipline, length of program, and degree level. Students in the GuidedPath credit hour programs are charged tuition on a per course or per term basis. Students in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the student registers. Tuition for FlexPath doctoral, master’s and bachelor’s programs is priced at a flat, fixed amount for each 12-week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Students in credit hour certificate programs are charged tuition on a per course basis. Tuition rates are reviewed at least annually. Year-over-year tuition adjustments are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations.
Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships. Throughout the past several years, Capella University expanded and refined its offering of student success scholarships under a variety of different programs to promote affordability and encourage students to remain enrolled. Students must meet admission requirements, enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters.
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
Australia/New Zealand Segment
The Australia/New Zealand segment is comprised of Torrens University, Think Education, and Media Design School (collectively the “ANZ institutions”).
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
Student Profile
The following is a breakdown of students by program level enrolled in the ANZ institutions as of December 31, 2022:

Program	Total ANZ students	Percentage of ANZ students
Bachelor’s	8,709	44%
Master’s	4,952	25%
Doctoral	93	*
Associate’s	44	*
Certificate/Other	5,853	30%
Total Students	19,651	100%
___________________________________________________________
*Represents less than 1%.
The ANZ institutions have a diverse student population. Of the students enrolled at the end of 2022, approximately 32% were age 31 or older, approximately 24% were engaged in part-time study, approximately 64% were female, and approximately 1% were Aboriginal or Torres-Strait Islanders.
Students attending the ANZ institutions primarily consist of recent high school graduates as well as working adults. The student population includes domestic students, representing citizens or permanent residents of Australia and New Zealand, and international students. Of the students enrolled at the end of 2022, approximately 48% were domestic students, and approximately 52% were international students attending classes in person (typically on a student visa), at a foreign partner campus, or online.
Curriculum
The ANZ institutions offer undergraduate, graduate, higher degree by research, and specialized degree courses as well as vocational programs. The variety of educational programs offered include both accredited and non-accredited courses that are offered online, in person at physical campuses, or a combination of online and in person. The ANZ institutions have strong industry partnerships and design the majority of their courses in collaboration with these industry partners. Further, a significant portion of the teaching staff also work in the industry related to the subject/discipline in which they teach and are therefore industry-connected subject matter experts.
The majority of students enrolled in ANZ institutions enroll in trimesters, lasting 12 weeks and commencing at approximately mid-February, late May and mid-September. Students generally enroll in one to three subjects per trimester, depending on their mode of study, and for international students, depending on minimum load requirements attached to their visa. Students are assessed in full each trimester, and will re-enroll into further subjects in subsequent trimesters.
Courses are offered either in person or online, and students may elect to take a combination thereof. International students are subject to government regulation with respect to the proportion of their study that must be taken face-to-face. Both modes of study are priced consistently, subject to the same admission requirements, policies and procedures and receive the same level of service and support.
The structure of curricula allows students to apply credits earned in one program toward attainment of more advanced qualifications, with an ability to progress from vocational to higher education, from diplomas to bachelor’s and then into post-graduate programs. Within Australia this academic credit is transferable across institutions.

Faculty
The faculty at ANZ institutions consists of both full-time and part-time faculty members. In Australia and New Zealand, the primary qualification faculty members must have to teach at an institution of higher education is a degree that is at least one level higher than the relevant discipline they are teaching, in order to demonstrate their advanced skills, knowledge and understanding of the subject matter.
Torrens University is required to maintain a robust and active research agenda in order to maintain its registration as a University. As such, all faculty are expected to be involved in scholarship and/or research programs. Torrens University has an outstanding group of senior research leaders in the disciplines of artificial intelligence and health, and are forming new research groups in business, design, education, and disability. To be accredited as a University in Australia, Torrens University must ensure three of its research areas are at a world class standard and must report regularly on its research outcomes.
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
Organization of the ANZ Institutions
Each ANZ institution has a local Governing Board, as well as an Academic Board that oversees all three institutions. The Governing Board meets at least quarterly and provides oversight of the management of the institutions, which includes providing input into strategic direction, risk management, academic governance, reporting and disclosure, performance, corporate governance and delegations. The Academic Board, on delegated authority from the Governing Boards, has principal responsibility for quality assurance of all academic activities of the institutions, including the maintenance of high standards in teaching and scholarship. The Executive Leadership team oversees the operational leadership and strategic direction of the institutions with clear delegations and direction from each of the institution’s Governing Boards.
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
Student Admissions
Torrens University and Think Education (Australia)
Students enrolling in higher education undergraduate courses must satisfy minimum admission criteria and any course prerequisites. The admission requirements vary based on an applicant’s current level of education and work experience. Students enrolling in higher education graduate courses must demonstrate their ability to undertake postgraduate studies in the proposed field. The admission criteria are course-specific and may include formal educational qualifications, a combination of formal educational qualifications and relevant professional experience, or extensive high-level relevant professional experience. All applications for postgraduate courses are assessed on an individual basis. In addition, when applying for postgraduate study, applicants may be considered under the guidelines of Special Entry and Educational Access Schemes designed to broaden access to the university, address perceived disadvantage or encourage studies in particular disciplines. This group includes, but is not limited to, applicants with physical disabilities, applicants from geographically isolated areas, applicants with economically disadvantaged backgrounds and Aboriginal or Torres Strait Islander applicants.
Students enrolling in a vocational education and training program must meet minimum requirements for admission including any course specific requirements and English language requirements. In addition, domestic applicants who wish to access vocational education and training (“VET”) student loans will be assessed to establish if they have the aptitude to complete the qualification. Evidence to demonstrate this aptitude includes a completed Australian secondary education or equivalent, or a qualification at the level or below an applicant’s desired course.

Media Design School (New Zealand)
Students enrolling in undergraduate courses at Media Design School must have formal academic qualifications from a secondary or tertiary-level school. The specific entry requirements are program-specific and may include interviews, portfolios, work and life experience, informal and non-formal learning, or a combination of these methods. Students enrolling in graduate level courses must demonstrate their capacity to undertake postgraduate studies in their proposed field. The admission requirements are program-specific and may include formal qualifications, extensive relevant professional experience, or a combination of formal qualifications and relevant professional experience. In addition, applicants must provide evidence of meeting the English language proficiency level required by each program.
Tuition and Fees
The ANZ institutions set tuition by course and the tuition is billed by enrolled subject, which varies depending on the discipline, award level, and length of program. Tuition rates are reviewed at least annually, with adjustments influenced by market conditions, changes in operating costs and competitor activity. In addition, the ANZ institutions offer a range of scholarships and discounts to students that are both merit-based and based on specific circumstances. The majority of scholarships are offered to new international students and targeted to particular geographical regions or specific disciplines or courses as a means of enhancing accessibility and affordability.
Career Development Services
Career development services are offered through the Careers Connect platform, which is a digital platform available to students on-demand. Through the platform students can access resume and cover letter review services; search and apply for jobs; search and apply for volunteering, work-integrated learning, industry placements and virtual internships; complete virtual mock interviews; access online resources and webinars relating to job search, career planning, and graduate employment; and view and register for careers and industry-related events. The ANZ institutions also collaborate with industry partners to bring students free virtual work experience to help them build their employability skills. These short experiences, developed by global industry leaders, help students gain practical work skills and receive a certificate upon completion.
In addition, each student is assigned a Success Coach upon starting their course of study to help prepare and connect the student to their chosen industry. The Success Coach’s focus is to improve the employability of each student by using their industry knowledge to maximize the impact of the student’s application and presentation of their personal brand.
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
Industry Background
The United States market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, the total number of post-secondary students enrolled as of the fall of 2021 was approximately 19.0 million, reflecting a 13.4% decrease from record enrollment in the fall of 2010. Approximately 1.3 million of these students attended proprietary institutions. Controversy about the cost of higher education, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. Further, the COVID-19 pandemic significantly reduced the number of students enrolled in post-secondary education institutions in recent years. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 2.5% and 2.7% in the fall of 2020 and 2021, respectively. Enrollment at proprietary colleges increased 5.3% in the fall of 2020 and declined 9.3% in the fall of 2021. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.
Notwithstanding weaker demand dynamics in past years, including the more recent adverse impact from the COVID-19 pandemic, we believe that over time, demand for post-secondary education in the United States will increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 62.5 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 33.5 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:
•increasing demand by employers for specific types of professional and skilled workers;
•expansion of employer provided tuition assistance programs as a mechanism to attract and retain employees;
•growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.7 million in 2022-2023, according to the National Center for Education Statistics;
•the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;
•a number of initiatives underway to reduce the cost of a post-secondary education; and
•continued demand from working adults for programs offered by accredited institutions.
Prior to the COVID-19 pandemic and the corresponding closure of Australia’s borders, the Australian higher education market experienced consistent enrollment growth. In 2020, Australian higher education enrollments totaled approximately 1.6 million, compared to 1.2 million in 2010, resulting in a 38% increase in total enrollments over the 10 year period. The number of international students enrolled in Australian higher education institutions grew from 0.3 million in 2010 to 0.5 million in 2020. However, due to Australia closing its borders in response to the COVID-19 pandemic in early 2020, international enrollments declined in recent years. With Australia’s borders now fully reopened, the Australian higher education market is expected to return to enrollment growth in the near future, with a significant share of growth expected from international students.
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
We believe the key factors affecting our competitive position include the quality of our programs offered, the quality of other services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platforms, the time commitment required to complete our programs and obtain a degree, the quality and size of our alumni base, our partnerships with employers, and our relationship with other learning institutions.
Company Strengths
We have a track record of providing practical and convenient education programs and solutions for working adults, employers, and recent high school graduates. We believe the following strengths position us to capitalize on the demand for post-secondary education:
•Focus on innovation. We value innovation and actively invest in the educational experience to improve student success and employment outcomes, while also addressing challenges including the affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities through the FlexPath offering, Strayer University’s video, simulation and content and student support capabilities, and Torrens University’s virtual career expo are examples of this drive to transform education delivery and learning by working adults. The Universities leverage these transformational capabilities to provide high quality, easily accessible, and affordable educational programs to their students.
•Consistent operating history. Strayer University, Capella University, and Torrens University have been in continuous operation since 1892, 1993, and 2013, respectively, and all three institutions have demonstrated an ability to operate consistently and grow profitably. As a combined Company, we have continued and enhanced this track record, with a broader, more diversified product offering, a balanced revenue mix, financial and operational synergies, and greater scale.
•Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. We have a diversified program portfolio that includes Strayer University’s primarily undergraduate programs in business, criminal justice, and information technology, and an online MBA program offered through the Jack Welch Management Institute; Capella University’s primarily graduate-focused, competency-based programs in healthcare and counseling, including a robust doctoral portfolio; and ANZ’s certificate and degree programs offered through Torrens University, Think Education, and Media Design School including post-graduate programs in business administration, information systems and public health, Torrens University’s Blue Mountains International Hotel Management and Billy Blue Design schools, accredited nursing bachelor’s degree, and award-winning creative and digital technology qualifications. This program diversity helps us better meet the educational needs of students in today’s workforce.
•Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities. We provide high quality student support services such as advising, writing, tutoring and research support; administrative services; library services; financial aid counseling; and career counseling. Increasingly, we are leveraging data and analytics to create personalized experiences for our students, which are reflected in our persistence improvements and continued high student satisfaction.
•Flexible program offerings. We offer flexible programs that allow students to attend classes and complete coursework during the day, in the evening, and on weekends throughout the calendar year at the student’s convenience through our comprehensive online program offerings.
•Attractive and convenient campus locations. Physical presence continues to be an important strength for us, notwithstanding the fact that the vast majority of academic activity occurs online. Strayer University has campuses that are attractive and modern, offer conducive learning environments in convenient locations, and provide many online students with a physical location to study and to meet with admissions officers and academic advisors. These physical campuses are unique in comparison to most online education programs and position Strayer University to support its online learners more effectively. ANZ campuses are located in central business districts of major cities across Australia and New Zealand, with accessibility and proximity to industry partners, and offer a focused and personal learning experience to students.
•Established brand names and alumni support. Strayer University and Capella University are established brand names in post-secondary adult education. Their students and graduates are effective ambassadors of both brands through their work at companies across corporate America and, along with our growing alumni networks, foster greater brand awareness and additional referral opportunities for new students. ANZ continues to build the reputation and brand awareness of Torrens University through the success of its students and graduates, its research programs and its relationships with key industry partners, while also leveraging existing strengths in its established college brands, including Think Education and Media Design School.
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
•Address affordability — Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, we have implemented various initiatives to make our programs more affordable. For example, through the Graduation Fund at Strayer University, qualifying students enrolled in a bachelor’s or master’s degree program are eligible to receive one free course for every three courses successfully completed towards a degree. The free courses earned are redeemable in one’s final academic year. Additionally, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. The Universities have also instituted various other tuition reductions and scholarships. Through Sophia Learning, we provide low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities, which can dramatically lower the cost of getting a degree. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We are also focused on deploying new, more robust technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition.
•Establish new platforms for growth — We are continuously looking for new ways to leverage our existing resources and capabilities to accelerate growth and expand benefits to our students through our best-in-class processes and practices and through opportunistic business combinations. We also continue to develop new programs and concentrations.
•Build employer relationships — We are actively building relationships with employers to create employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate and degree programs. These relationships are an important source of corporate-funded enrollment for Strayer University and Capella University. Our Workforce Edge platform, which provides a full-service education benefits administration solution for employers, is also positioned to drive enrollment in our universities that is less reliant on federal funding.
•Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.
Human Capital Resources
As of December 31, 2022, Strategic Education employed 3,907 full-time employees worldwide, of whom 945 were based outside of the U.S. In the U.S., the Company employed 2,962 full-time employees, including 330 full-time faculty members, and 2,632 non-faculty staff. Outside the U.S., the Company employed 247 full-time faculty members, and 698 non-faculty staff. In addition, the Company employed 2,521 part-time faculty members and non-faculty staff worldwide as of December 31, 2022, of whom 921 were based outside of the U.S. and 1,600 were based in the U.S.
The following table presents the gender representation of our U.S. and ANZ employees:

	U.S. employees	ANZ employees
Female	64%	62%
Male	35%	38%
Not Declared	1%	*
___________________________________________________________
*Represents less than 1%.

The following table presents the race and ethnicity representation of our U.S. employees:

U.S. employees
Black or African American	21.1%
Hispanic or Latino	2.7%
Asian	4.9%
White	61.5%
Two or More Races	0.3%
Native Hawaiian or Pacific Islander	0.2%
American Indian or Alaskan Native	0.9%
Not Declared	8.4%
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
SEI honors and celebrates diversity, equity and inclusion (“DEI”) as core institutional principles. The Company is fully engaged in cultivating a diverse and inclusive workforce and environment that reflects all stakeholders. This activity is aligned with SEI’s commitment to advancing diversity in key roles. In 2019, the Company launched the CEO’s Council on Diversity, Equity, and Inclusion, an advisory council which is charged with promoting DEI initiatives across the organization. In 2021, we established a DEI Programs Team; appointed from amongst our leadership a Chief Diversity Officer for the Company; and the presidents of Strayer and Capella Universities appointed university-level Diversity Officers. The DEI Programs Team continues to shape and drive forward our enterprise diversity, equity, and inclusion strategy.
The Company is dedicated to attracting, developing and retaining top talent. SEI offers compensation and benefits that are market-competitive and performance-based (in accordance with Department of Education regulations). The compensation programs and policies reflect the Company’s commitment to reward performance that aligns with its values and priorities. SEI offers a comprehensive benefits package focused on ensuring our employees are empowered to maintain a healthy work-life balance, a healthy living lifestyle, and financial wellness. SEI’s benefits package includes traditional health and wellness benefits, as well as programs to assist employees in accumulating wealth through the Company sponsored 401(k) Plan and Employee Stock Purchase Plan in the United States and through the Company’s contributions to the superannuation fund on behalf of employees in Australia. The Company also provides generous paid time off, a wellness plan, paid parental and military leave, as well as giving back and volunteer time.
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
•Reducing the physical footprint of corporate offices and campuses reduces energy consumption, water usage, and waste generation
◦The Company has achieved a goal of reducing the size of its overall footprint by more than 25% compared to the square footage occupied in 2020 by implementing more efficient workspace design and eliminating underused campus facilities. The Company will continue to pursue additional opportunities when appropriate.
•Reducing energy consumption, including from non-renewable energy resources
◦Strayer University and Capella University offer robust online curriculums, with the majority of instruction delivered online at Strayer University and 100% of instruction delivered online at Capella University; this online curriculum gives students the ability to access and complete coursework online, reducing the need for physical space and commuting, which in turn reduces energy and water usage, greenhouse gas emissions, and waste generation.
◦Much of SEI’s workforce is accustomed to working remotely, again reducing the need for physical space and commuting, which in turn reduces energy and water usage, greenhouse gas emissions, and waste generation.
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
◦Torrens University Australia is a part of the Tech Central Sustainability Collaborative Partners Group focused on developing opportunities to improve sustainability.
◦Our Media Design School campus in Auckland, New Zealand is located in a 6 Star Green Star rated building, which represents leadership in environmentally sustainable building practices.
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
◦As a provider of online education, data centers are a critical component of our business operations; one of SEI’s largest power usages from a data center is from a data center powered entirely by renewable wind energy.
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
◦All campuses in Australia and New Zealand are located near a city center and public transportation hubs.
•Reducing water usage
◦Our Herndon, VA and Minneapolis, MN corporate offices and many campus locations, including Australia and New Zealand campuses, use water efficient fixtures to decrease the amount of water usage.
•Reducing waste generation from business operations
◦SEI has recycling programs within operations in the U.S., Australia, and New Zealand to encourage employees to recycle products, including a national contract with a document management company which provides corporate and campus locations with shredding bins on-site to allow business materials to be recycled.
▪Between January 2021 and December 2022, the Company securely recycled approximately 50 U.S. short tons of paper resulting in significant environmental benefits, including benefits from not having to generate new paper.

•Additional efforts to reduce environmental impacts
◦Green cleaning products are utilized at both the Herndon, VA and Minneapolis, MN corporate offices to reduce impacts to the environment.
◦Within certain campus locations, janitorial companies also use green cleaning products to reduce impacts to the environment.
◦Torrens University Australia, Think Education, and Media Design School are Certified B Corporations, meaning they meet high standards of verified performance, accountability, and transparency on factors including supply chain practices and overall environmental sustainability.
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
We also claim rights to certain marks and have obtained or have pending applications in the U.S. and select foreign jurisdictions for registration of the marks, including the marks “STRAYER” and “CAPELLA” for educational services, and certain other distinctive logos, along with various other trademarks, service marks and domain names related to our offerings. In addition, we have the rights to trade names, logos and other intellectual property specific to our international institutions including “Torrens University Australia,” “Think Education Group,” and “Media Design School”, in the countries in which those institutions operate.
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
U.S. Department of Education
To be eligible to participate in Title IV programs, Strayer University and Capella University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of

Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it maintains physical presence, as defined by the state, and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Capella University is also considered to be a single institution of higher education. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. Capella submitted its application for recertification by the September 30, 2022 deadline and, consistent with Department of Education practice, continues to operate as provisionally certified until the Department processes Capella’s recertification application.
U.S. Accreditation
Accreditation is a system for recognizing educational institutions and programs for integrity, educational quality, faculty, physical resources, administrative capability, and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions and programs that meet their standards. Accredited institutions or programs are subject to periodic review by accrediting bodies to determine whether such institutions or programs continue to maintain the performance, integrity, and quality required for accreditation. If an institution’s or program’s performance does not meet its accrediting agency’s (or possibly other regulators’) expectations or applicable standards, then its operations may be conditioned or severely constrained, or the institution’s accreditation may be withdrawn, depending on the severity of the noncompliance.
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
In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020 (the “State Authorization and Accreditation final rule”). The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction. For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. The rule also repeals the strict geographic scope of institutional accreditors. In January 2023, the Department indicated its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on accreditation and related issues.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. NACIQI reviewed the Middle States Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. The Secretary subsequently accepted NACIQI’s recommendations and extended the accreditors’ recognition. Both the Higher Learning Commission and Middle States Commission on Higher Education have applied for renewal of their recognition by the Department. NACIQI is scheduled to consider their applications at its winter 2023 meeting.
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
Strayer University went through a period of reaffirmation of accreditation that began in 2015 and lasted through June 2017, when Middle States reaffirmed Strayer University’s accreditation. Strayer University’s period of accreditation by Middle States extends into 2025.
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
In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The reaffirmation enables Capella University to continue to participate in Title IV programs. On July 29, 2020, NACIQI held a meeting to review compliance by HLC with Department of Education requirements for recognized accrediting agencies. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC’s scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary’s decision. On January 13, 2023, the Higher Learning Commission reaffirmed and continued Capella University’s accreditation, with the next reaffirmation of accreditation set for 2032-33.
The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission’s current policies include giving the Commission more discretion to designate institutions to be in “financial distress” or under “government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place Capella University in favorable standing, there is sufficient breadth and discretion within the policy that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies. In addition, the Higher Learning Commission enacted policy changes, effective September 2019, that mandate certain recruitment, admissions and related institutional practices.

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
U.S. State Education Licensure
Licensure of Physical Campuses
The Higher Education Act and certain state laws require Strayer University and Capella University to be legally authorized to provide educational programs in the states in which the universities are physically located or otherwise have a physical presence as defined by the state. Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2022: Alabama, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C.
Capella University is registered as a private institution with the Minnesota Office of Higher Education pursuant to Minnesota Statute sections 136A.61-131A.71, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. Capella University is also authorized to operate in Florida.
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
In January 2023, the Department indicated its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on distance education.
Beginning July 1, 2017, California required out-of-state private post-secondary educational institutions that offer distance education to California residents to register with the state’s Bureau for Private Postsecondary Education (“BPPE”). Strayer University and Capella University have filed BPPE registration applications and received confirmation of the registration.
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
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $26,381 for non-public domestic institutions for 2022-2023. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of approximately $917 per month, half the national average amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.
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
On January 5, 2021, the President signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2, under provisional approval status by the Department of Education, subject to any punitive action by a federal or state entity, facing the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits; protects students from debt collection by the Department of Veterans Affairs for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. In 2021, Congress also passed, and the President signed into law, two related technical corrections bills that amended certain provisions of the Veterans Health Care and Benefits Improvement Act of 2020: the Training in High-demand Roles to Improve Veteran Employment (“THRIVE”) Act and the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act.
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
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022. Capella University filed its application for recertification in advance of the September 30, 2022 deadline and, consistent with Department of Education practice, continues to offer federal financial aid under a Provisional Program Participation Agreement until the Department acts on the recertification application.
Provisional Certification
In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement, which typically require approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration, and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under full certification. Consistent with standard procedure following a change of control, Capella University is operating under provisional certification with no conditions other than the customary conditions described above. In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemarking new regulations regarding, among other things, requirements of institutions that are provisionally certified. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic, and the Department has since indicated it intends to publish draft rules in spring 2023.
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
In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemaking new regulations regarding, among other things, administrative capability criteria. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic, and the Department has since indicated it intends to publish draft rules in spring 2023.
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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Strayer University and Capella University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2022, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
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

In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemaking new regulations regarding, among other things, financial responsibility. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic, and the Department has since indicated it intends to publish draft rules in spring 2023.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2022, the Department of Education issued cohort default rates for federal fiscal year 2019.
The Department of Education may take adverse action against an institution if it has excessive cohort default rates, including without limitation the following:
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
National and institutional cohort default rates for cohort years 2018 and 2019 have been impacted by the COVID-19 repayment pause. Strayer University and Capella University’s official three-year cohort default rates for 2017, 2018, and 2019, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Strayer University	Capella University	National Average Proprietary Institutions
2017	11.3%	6.5%	14.7%
2018	8.6%	5.2%	11.2%
2019	2.2%	1.1%	3.1%
As part of the compliance programs related to the cohort default rate, Strayer University and Capella University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision that established a federal student loan administrative forbearance period, pause in interest accrual, and suspension of collections activity through September 30, 2020. Through a series of administrative actions, the Department of Education has extended these student loan flexibilities several times. On August 24, 2022, the Department announced that it would provide student loan relief to eligible borrowers to address financial hardships in connection with the COVID-19 pandemic. Under the relief measures, up to $10,000 in student debt will be forgiven for individual borrowers earning less than $125,000 or married couples or heads of household earning less than $250,000, and up to $20,000 will be forgiven for such borrowers who formerly received Pell Grants. In a memorandum prepared by the Department’s General Counsel, the Department stated that it has interpreted provisions of the Higher Education Relief Opportunities for Students Act of 2003 to authorize the Secretary to exercise broad discretion in granting student loan relief. Since the Department’s student loan relief announcement, multiple lawsuits have been filed against the Department challenging its authority to grant such relief. The U.S.

Supreme Court has granted petitions to review injunctions issued by two federal courts that blocked implementation of the student loan relief program, with oral arguments scheduled for February 28, 2023. On November 22, 2022, the Department announced further extension of the pause on student loan repayment and noted that payments will resume 60 days following implementation of the relief program or resolution of the litigation. If the Department has not implemented the relief program or the litigation has not resolved by June 30, 2023, the Department has stated that payments would resume 60 days thereafter.
On January 10, 2023, the Department proposed regulations to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. Among other things, the proposed regulation would revise the Revised Pay As You Earn (REPAYE) regulations, eliminate negative amortization, and offer $0 monthly payments for any individual borrower who makes less than roughly $30,600 annually and any borrower in a family of four who makes less than about $62,400. While it is too early to know the entirety of the impact that COVID and COVID-related repayment flexibility will have on the cohort default rate, the Company expects that the next one or more cohort years will be affected.
The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Strayer University and Capella University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from federal funds on a cash accounting basis (except for certain institutional loans) for any fiscal year. Historically, by statute, only Title IV funds have been considered within the 90% metric; however as described below, that will change for fiscal years beginning on or after January 1, 2023.
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
Using the statutory formula under the definition of federal funds included within the 90% metric then in effect, Strayer University derived approximately 82.95% of its cash-basis revenues from Title IV program funds in 2021. Capella University derived approximately 67.06% of its cash-basis revenues from Title IV program funds in 2021. Our computation for 2022 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-Title IV revenue for Strayer University and Capella University are individual student payments, employer tuition reimbursement payments, veterans’ education benefits, military tuition assistance, vocational rehabilitation funds, private loans, state grants, and scholarships.
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, which included a change to the 90/10 methodology to include all federal funding. The Department of Education promulgated new regulations regarding, among other things, the 90/10 rule as part of the Institutional and Programmatic Eligibility negotiated rulemaking and the committee reached consensus on the topic in March 2022. The Department released final regulations on October 27, 2022. The regulatory changes require proprietary institutions to count all “federal education assistance funds” as federal revenue in the 90/10 calculation for fiscal years beginning on or after January 1, 2023. The preamble to the final rule and subsequent sub-regulatory guidance further prohibit inclusion of non-Title IV eligible programs offered in part or in full through distance education in the 10% calculation. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits). The Department indicated that it will publish periodic updates to the list as needed.
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
Restrictions on Incentive Compensation
As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act and Title IV regulations, the institution may not provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or awarding financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid-awarding activity. The rule applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. The Department of Education has interpreted the regulation not to apply to employees who are involved only in the development of policy and do not engage in individual student contact. Merit-based adjustments to covered employees’ compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid.
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
On January 8, 2017, Strayer and Capella Universities received their final 2015 debt-to-earnings measures. None of their programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, were “in the zone,” and one active Capella University program, the Masters of Science in Marriage and Family Counseling/Therapy, was “in the zone.” Each of those three programs remained fully eligible. The Department has not released any subsequent debt-to-earnings measures under the 2015 Regulations.
On July 1, 2019, the Department of Education released final gainful employment regulations, which contain a full repeal of the 2015 Regulations, including all debt measures, reporting, disclosure, and certification requirements, effective July 1, 2020.
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. The Department has since indicated it intends to publish draft gainful employment rules in spring 2023.
Return of Federal Funds
Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program, but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. Strayer University and Capella University are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically-related activity. Strayer University’s and Capella University’s systems allow for measurement on this basis. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.
If the Title IV funds are not returned in a timely manner, an institution may be subject to adverse action, including being required to submit an irrevocable letter of credit equal to 25% of the funds the institution should have returned in its most recently completed fiscal year. If late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit such a letter of credit payable to the Secretary of Education. In January 2023, the Department indicated its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on the return of federal funds.
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
On August 10, 2021, the Department of Education announced its intention to establish a rulemaking committee to prepare proposed regulations on, among other things, Borrower Defense to Repayment, including a new definition of misrepresentation. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. On October 31, 2022, the Department released final Borrower Defense to Repayment regulations, which include among other defenses to repayment substantial misrepresentation, with a significantly expanded definition of misrepresentation. The final rule’s definition of misrepresentation includes any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program. The final rule will become effective July 1, 2023.
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
On August 10, 2021, the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, Borrower Defense to Repayment. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. On July 6, 2022, the Department released proposed Borrower Defense to Repayment regulations for public comment and subsequently published a final rule on October 31, 2022. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending Borrower Defense to Repayment claims as of July 1, 2023, regardless of the date of a borrower’s loan disbursement; defines the types of misconduct that could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a Borrower Defense to Repayment claim; establishes a presumption that borrowers reasonably relied upon misrepresentations or omissions; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and creates a process for the adjudication of group claims based on common facts. The final rule permits nonprofit legal assistance organizations to request group claims. The final rule also establishes a recoupment process separate from the approval of Borrower Defense to Repayment claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. The final rule will become effective July 1, 2023.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University and Capella University have written contracts with third-party servicers to perform activities related to Strayer University’s and Capella University’s participation in Title IV programs. On February 15, 2023, the Department released updated guidance regarding third-party servicer definitions and activities, requiring institutions to be in compliance with the new guidance by May 1. The Company and the Universities are in the process of reviewing the guidance and intend to comply with the Department’s May 1 reporting deadline. Additionally, in January 2023, the Department indicated its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on third-party servicers and related issues.
Lender Relationships
As part of an institution’s program participation agreement with the Department of Education, the institution must adopt a code of conduct pertaining to student loans. Strayer University and Capella University have a code of conduct that we believe complies with the provisions of the Higher Education Act in all material respects. Additionally, Strayer University complies with all private lender requirements. In addition to the code of conduct requirements that apply to institutions, the Higher Education Act contains provisions that apply to lenders, prohibiting lenders from engaging in certain activities as they interact with institutions.
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
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARP”), which included $40 billion in emergency funding for higher education. Capella University disbursed $184,323 to students of the highest need in June 2021, and Strayer University disbursed $2,554,682 to students of the highest need in July 2021. ARP also included an adjustment to the tax code by making any student loan debt discharged through 2025 tax-free, and an adjustment to the 90/10 rule. The change includes all federal funding – not just Title IV funds – in the 90/10 calculation. ARP’s 90/10 changes require the Department to issue regulations, with an effective date no earlier than institutional fiscal years beginning January 1, 2023. On December 8, 2021 the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, the 90/10 rule via the Institutional and Programmatic Eligibility rulemaking and the committee reached consensus on the topic in March 2022. The Department released final regulations in October 2022. The regulatory changes require proprietary institutions to count all “federal education assistance funds” as federal revenue in the

90/10 calculation for fiscal years beginning on or after January 1, 2023. Such funds include not only Title IV funds but also certain funds from the U.S. Department of Defense, Department of Veterans Affairs, and other agencies.
The CARES Act initially suspended payments and interest accrual for Federal Family Education Loans and Direct Loans until September 30, 2020. Through a series of administrative actions, student loan relief has been extended several times with the Department of Education announcing on August 24, 2022, that it would provide student loan relief to eligible borrowers to address financial hardships in connection with the COVID-19 pandemic. Under the relief measures, up to $10,000 in student debt will be forgiven for individual borrowers earning less than $125,000 or married couples or heads of household earning less than $250,000, and up to $20,000 will be forgiven for such borrowers who formerly received Pell Grants. In a memorandum prepared by the Department’s General Counsel, the Department stated that it has interpreted provisions of the Higher Education Relief Opportunities for Students Act of 2003 to authorize the Secretary to exercise broad discretion in granting student loan relief. Since the Department’s student loan relief announcement, multiple lawsuits have been filed against the Department challenging its authority to grant such relief. The U.S. Supreme Court has granted petitions to review injunctions issued by two federal courts that that blocked implementation of the Department’s student loan relief program, with oral arguments scheduled for February 28, 2023. On November 22, 2022, the Department announced further extension of the pause on student loan repayment and noted that payments will resume 60 days following implementation of the relief program or resolution of the litigation. If the Department has not implemented the relief program or the litigation has not resolved by June 30, 2023, the Department has stated that payments would resume 60 days thereafter.
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
On August 24, 2021, the Department of Education Office for Civil Rights issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing. The Department of Education conducted public hearings concerning its Title IX regulations and on June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation and gender identity; and eliminate the requirement for live hearings at the post-secondary level. The public comment period on the proposed rule ended on September 12, 2022. When the Department publishes a final Title IX rule, it will indicate an effective date.
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
Students with Disabilities
Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 (“Section 504”) prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”), prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s Office of Civil Rights and third parties have brought enforcement actions against institutions related to website accessibility of online course material. As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility, the Department of Education or the Department of Justice may require an institution to modify its online classrooms and other uses of technology to satisfy applicable requirements. In 2022, the Department of Justice issued guidance emphasizing that although businesses have flexibility in how they comply with the ADA’s general requirements of nondiscrimination and effective communication, they have an obligation to confirm that the programs, services, and good provided to the public – including online – are accessible to people with disabilities. The Department of Justice also noted that the Department is “committed to using its enforcement authority to ensure website accessibility for people with disabilities and to ensure that the goods, services, programs, and activities that businesses and state and local governments make available to the public are accessible.” As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and seeking monetary damages and correction of the alleged violations.
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
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against post-secondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Office of Enforcement will be comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
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
Acquisitions of Other Institutions
When a company, partnership or any other entity or individual acquires an institution that is eligible to participate in Title IV programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution’s eligibility to participate in Title IV programs is generally suspended until it has applied for recertification by the Department of Education as an eligible institution under its new ownership, which requires that the institution also re-establish its state authorization and accreditation.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for, among other topics, issues related to changes of control, via the Institutional and Programmatic Eligibility rulemaking. Meetings of this negotiated rulemaking committee completed in March 2022, and on October 27, 2022, the Department released final regulations related to change of ownership and change in control of institutions of higher education. The ownership interest threshold for publicly traded corporations remains at 25%, as described below. Among other things, the final rule lowered the threshold for reportable changes in ownership percentages from 25% to 5% for changes in ownership that do not result in a change in control, introduced a new timeline for reporting such changes, and created a requirement that for a planned change in ownership that results in a change in control, an institution is now required to notify students at least 90 days prior to the anticipated transaction date. The final rule will become effective July 1, 2023.
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
Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University and Capella University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2022, Strayer University had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. In 2022, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2022, the CFPB Student Loan Ombudsman released its annual report analyzing more than 2,900 complaints the CFPB received from private student loan borrowers between September 1, 2021 and August 31, 2022 and more than 5,400 federal student loan financing complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.
U.S. Department of Education
Title IV regulations applicable to Strayer University and Capella University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards.
Current Federal Rulemaking
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, misrepresentation, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification of student eligibility, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility or prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. Negotiations occurred in October-December 2021, with negotiators reaching consensus on total and permanent disability discharge, eliminating interest capitalization for nonstatutory capitalization events, false certification discharge and Pell Grant eligibility for prison education programs. The committee did not reach consensus on the remainder of the topics. If the negotiated rulemaking committee reaches consensus on a topic, the Department of Education is bound to propose a rule consistent with the consensus. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. Proposed and final rules related to the topics above were announced by the Department on July 6, 2022 and October 31, 2022, respectively.
On December 8, 2021, the Department announced its intention to establish the Institutional and Programmatic Eligibility committee, to prepare proposed regulations to address the following topics: 90/10, ability to benefit, certification procedures for participating in Title IV programs, change of ownership and change in control of institutions of higher education, financial responsibility for participating institutions of higher education, gainful employment, and standards of administrative capability. Meetings of this negotiated rulemaking committee completed in March 2022 and the committee reached consensus on two topics: ability to benefit and changes to the 90/10 rule. It did not reach consensus on the remainder of the topics.
On July 26, 2022, the Department released proposed regulations related to the 90/10 rule and change of ownership and change in control of institutions of higher education. On October 27, 2022, the Department of Education released final 90/10 regulations, which are consistent with the consensus language. The 90/10 rule’s final regulations include changes to requirements impacting non-Title IV program revenue, and the treatment of “federal education assistance funds” within the calculation. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits). The Department indicated that it will publish periodic updates to the list as needed. The final regulations also include modifications to the criteria for revenue generated from non-Title IV programs, allowing institutions to count funds as non-Federal revenue only for programs that: (1) do not include any courses offered in an eligible program that is provided by the institution; (2) are provided by the institution and taught by one of the institution’s instructors; and (3) are located at the institution’s main campus, one of its approved additional locations, at another school facility approved by the appropriate State agency or accrediting agency, or at an employer facility. In the preamble to the final 90/10 regulations and subsequent sub-regulatory guidance, the Department indicated that non-Title IV programs that are offered in part or in full via distance education are not eligible to be included in the “10” portion of the calculation. The final regulations establish new disclosure requirements for institutions that fail the 90/10 rule, including a student notification requirement, and clarify reporting requirements and liabilities for institutions that lose access to Title IV funds because of failing 90/10 calculations. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023. During the negotiated rulemaking process, the Department also proposed a number of changes to financial responsibility regulations, but did not reach consensus on the language. The proposal included new mandatory and discretionary triggers that would require the posting of financial protections. Among other things, the Department proposed a discretionary trigger in the event of significant fluctuations in Title IV aid; a discretionary trigger for pending borrower defense claims; and a discretionary trigger for when institutions close most or all on-ground locations but maintain an online presence.
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
In June 2022, the Department indicated its intention to publish proposed rules regarding gainful employment, ability to benefit, financial responsibility, administrative capability, and certification procedures in April 2023. In January 2023, the

Department indicated its intention to establish one or more negotiated rulemaking committees in 2023 to consider new proposed regulations on distance education, improving the use of deferments and forbearances, third-party servicers and related issues, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. We cannot predict the outcome of the negotiated rulemaking process.
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
On January 11, 2023, the Department published a request for information regarding how to best identify low-financial-value educational programs. As part of the announcement, the Department indicated its intention is to publish a list of the programs at all types of colleges and universities that provide the least financial value to students. Once the list is published, institutions with programs on this list will be asked to submit improvement plans to the Department.
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
Privacy and Data Security
The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and its implementing regulations apply to all educational institutions that receive funding from the Department of Education. FERPA requires institutions to protect the privacy of personally identifiable information in education records maintained by the institution. Among other provisions, FERPA requires that institutions limit disclosure of personally identifiable information and provide students access to their educational records. The Department of Education enforces FERPA by initiating corrective actions against noncompliant institutions, which could lead to the loss of federal funding. The Department has indicated its intention to publish draft FERPA rules in April 2023 that would update, clarify, and improve the current regulations by addressing outstanding policy issues and implementing statutory amendments.
Recently, legislatures in a number of states have sought to enact privacy bills. These bills would protect consumer information in a variety of contexts and, unlike most federal privacy legislation, would not apply only within a specific sector. The most prominent of these bills is the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA seeks to protect the personal information of California residents by giving those residents control over how the information is collected, used, and shared. These rights include the right to request details about the personal information a company has collected or shared and the ability to obtain copies of the personal information collected by the company, the ability to opt out of certain personal information sharing between companies, and the right to require that a company delete the personal information it maintains about the requesting individual. The California Attorney General oversees civil enforcement of the CCPA, which allows for civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. In addition, the CCPA imposes on companies an obligation to maintain reasonable security procedures and empowers individuals to bring private actions to recover damages if their personal information is subject to a security breach as a result of a company’s failure to maintain reasonable security practices. The California Privacy Rights Act, or CPRA, expanding the CCPA’s requirements became effective on January 1, 2023.

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
Torrens is one of 44 universities in Australia. It is a private, for-profit entity and is registered with TEQSA. As a self-accrediting university, it is not required to have its individual courses of study accredited by TEQSA. Torrens is also registered with ASQA as an RTO and is thus entitled to offer vocational and training courses.
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
In addition, other federal agencies such as the CFPB, Federal Trade Commission (“FTC”), and Federal Communications Commission and various state agencies and state attorneys general enforce consumer protection, calling and texting, marketing, privacy and data security, and other laws applicable to post-secondary educational institutions. Findings of noncompliance could result in monetary damages, fines, penalties, injunctions, or restrictions or obligations that could have a material adverse effect on our business. Some of these laws also include private rights of action.
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against post-secondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Department announced the Office of Enforcement would comprise four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the U.S. Department of Justice, CFPB, FTC, state attorneys general, and other state and federal partners.
On October 6, 2021, the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. In an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued that same day an informational notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Strayer University and Capella University received the FTC’s notice on October 7, 2021, although the FTC made clear that receipt of the notice itself does not reflect any assessment by the FTC as to whether Strayer University or Capella University has engaged in deceptive or unfair conduct.
On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice, and informed the CFPB that it completed the remedial actions in the allotted 30 days. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022. The examination started on June 13, 2022. Fieldwork concluded on August 5, 2022. On September 12, 2022, the CFPB informed the Company of a preliminary finding related to a product that is no longer utilized, and invited the Company’s response. The Company timely responded to the CFPB’s letter, disagreeing with the preliminary finding and noting that the product to which it related is no longer utilized. On November 29, 2022, the CFPB informed the Company that, within 90 days, it should remediate the finding for any impacted students, and it also identified areas for the Company to address to ensure regulatory compliance. The Company has taken remedial action and responded to the CFPB within the 90-day deadline.
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. As discussed in Note 23, Regulation, in the consolidated financial statements appearing in Part II, Item 8 of this report under “Current Negotiated Rulemaking,” the Department of Education convened negotiated rulemaking committees to address issues such as borrower defense to repayment, misrepresentation, arbitration proceedings, gainful employment rules, and federal government oversight into changes in ownership for institutions of higher education, among others. Certain proposals or new rules related to these issues could raise the cost of compliance for Strayer University or Capella University or require changes in the educational programs offered by Strayer University and Capella University. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Strayer University or Capella University.
Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs or other third parties. If Strayer University and Capella University are found not to be in compliance with these laws, regulations, standards, or policies, they could lose access to Title IV program funds and face related monetary liability, which would have a material adverse effect on the Company.
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
Strayer University and Capella University are dependent on the renewal and maintenance of Title IV programs.
The Higher Education Act is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action or inaction by Congress that significantly reduces funding for Title IV programs or the ability of Strayer University, Capella University, or their students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our schools and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.
In addition, Strayer University’s and Capella University’s ability to conduct their business, including obtaining necessary approvals from the Department of Education, may be affected by staffing levels or review procedures at the Department and the volume of applications and other requests to the Department. If the Department lacks adequate personnel or adopts time-consuming procedures or the Department’s workload exceeds its capacity, action by the Department on requests by the Universities could be significantly delayed, and such delays could have a material adverse effect on the Universities and our business.
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
On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022. Capella University filed its application for recertification in advance of the September 30, 2022 deadline and, per Department of Education practice, continues to offer federal financial aid under a Provisional Program Participation Agreement until the recertification application is addressed.
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
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI recommended renewal of Middle States recognition for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission (“HLC”) at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. On July 29, 2020, NACIQI held a meeting to review compliance by HLC with Department of Education requirements for recognized accrediting agencies. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC’s scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary’s decision. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences. NACIQI will review both HLC and Middle States’ applications for renewal of recognition at the winter 2023 NACIQI meeting.
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
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022. Capella University filed its application for recertification in advance of the September 30, 2022 deadline and, per Department of Education practice, continues to offer federal financial aid under a Provisional Program Participation Agreement, until the recertification application is addressed.
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
If Strayer University and/or Capella University lose eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2017, 2018, and 2019 were 11.3%, 8.6%, and 2.2%, respectively. Capella University’s three-year cohort default rates for federal fiscal years 2017, 2018, and 2019 were 6.5%, 5.2%, and 1.1%, respectively. The average official cohort default rates for proprietary institutions nationally were 14.7%, 11.2%, and 3.1% for federal fiscal years 2017, 2018, and 2019, respectively.
The COVID-19 pandemic and the preventative measures taken to contain the pandemic may continue to have adverse economic consequences. Despite the pause on federal student loan payments and interest accrual, such conditions could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.95% of its cash-basis revenues from these programs in 2021. Capella University derived approximately 67.06% of its cash-basis revenues from Title IV program funds in 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. Meetings of this negotiated rulemaking committee occurred January-March 2022, the Department issued and received public comments on the proposed rule in July-August 2022, and the Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule will apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Final regulations that defined misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On

August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made. In 2021, the Department began the process to amend the Borrower Defense to Repayment rules, including the definition of misrepresentation, and on October 31, 2022, the Department released final Borrower Defense to Repayment regulations, which include among other defenses “substantial misrepresentation,” with a significantly expanded definition of misrepresentation that also includes “omissions of fact”. Specifically, the new rule defines a “misrepresentation” to include any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program. This new definition is effective July 1, 2023.
On June 22, 2022, in litigation in which neither SEI nor Capella University is a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, the Department joined a proposed class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all Borrower Defense to Repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement would also provide certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. In a July 25, 2022 filing in the same litigation, the Department stated that providing automatic relief to such borrowers “does not constitute the granting or adjudication of a borrower defense pursuant to the Borrower Defense Regulations, and therefore provides no basis to the Department for initiating a borrower defense recoupment proceeding against any institution identified” on the list. It is unclear whether the Department would attempt to seek recovery from Capella University for the amounts of discharged loans. The Department has indicated that any recoupment against institutions “could be imposed only after the Department initiated a separate, future proceeding, in accordance with regulations that require the Department to prove a sufficient basis for liability and provide schools with notice and an opportunity to be heard.” If the Department seeks recovery for the amounts of discharged loans from Capella University in future proceedings, any such recovery could have a material adverse effect on our business. The District Court of Northern California has approved the settlement agreement. Intervenors have appealed the court’s order and moved to stay the court’s final judgment approving the settlement pending resolution of the appeal.
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
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the 2020 rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020. On August 24, 2021, the Department of Education Office for Civil Rights issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing.
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
The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the CFPB create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, create uncertainty in the industry, and general credit market conditions may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s or Capella University’s non-Title IV revenue, and thereby increase Strayer University’s or Capella University’s 90/10 ratio, and have a material adverse effect on our business.
We rely on one or more third parties for software and services necessary to administer Strayer University’s and Capella University’s participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause Strayer University or Capella University to lose eligibility to participate in Title IV programs.
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
Each of Strayer University and Capella University collected the majority of its fiscal year 2022 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the Universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the University or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Strayer University and Capella University collected the majority of its fiscal year 2022 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012 Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
As enforcement of laws related to the accessibility of technology continues to evolve in the U.S., information technology development costs and compliance risks could increase.
Strayer University’s and Capella University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 (“Section 504”), prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”) prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504 and the ADA, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s Office of Civil Rights and third parties have brought enforcement actions against institutions related to website accessibility of online course material. If Strayer University or Capella University is found to have violated Section 504 or the ADA, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility,

Strayer University or Capella University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements at potentially substantial cost. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and defending against and resolving such actions may require Strayer University or Capella University to incur costs of litigation and costs to modify its online classrooms and other uses of technology.
Risks Related to Our Business
Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.
Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2023 will be affected by legislative uncertainty and regulatory activity in the U.S., and macroeconomic conditions globally, including those affected by the COVID-19 pandemic. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.
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
In recent years, Congress increased its focus on proprietary educational institutions, including administration of Title IV programs, military tuition assistance, veterans education benefits, and other federal programs. During a prior Administration, the Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. Several state Attorneys General have also undertaken extensive investigations of proprietary educational institutions. These and other governmental activities, including potential new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer University or Capella University, singly or cumulatively could affect public perception of proprietary higher education, damage the reputation of Strayer University or Capella University, and limit our ability to attract and retain students.
We face strong competition in the post-secondary education market.
Post-secondary education is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools, vocational education organizations, and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of our Universities without tuition or at a lower tuition level as a result of government subsidies (including various “free college” programs), government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. While we believe that our Universities provide valuable education to their students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.
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
Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income from U.S. operations have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. ANZ’s quarterly revenues and income from operations have been lowest in the first quarter (January through March) because fewer students are enrolled during the summer season in Australia and New Zealand. We also incur significant expenses in the third quarter in preparing for our peak enrollment in the U.S. in the fourth quarter (October through December), including investing in online and campus infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, the online education market is a rapidly evolving market, and we may not be able to forecast accurately future enrollment growth and revenues.
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
The Company operates institutions in the U.S., Australia, and New Zealand, and is subject to complex business, economic, legal, political, geopolitical, and foreign currency risks, which risks may be difficult to address adequately.
With the acquisition of the ANZ portfolio, the Company now operates institutions in three different countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We also either have operations in or contract with vendors who may have employees in various countries. We may have difficulty managing and administering an internationally dispersed business, which may materially adversely after our business, financial condition and results of operation. Additional challenges associated with the international conduct of the business that may materially adversely affect our operating results include:
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
In addition, as the pandemic has continued, we have seen sustained weakness in demand, especially in the United States, where total average enrollment in our U.S. Higher Education segment decreased 6.5% in 2022 compared to 2021. Enrollment in ANZ also has been impacted by the pandemic and the related temporary closure of international borders in Australia and New Zealand.
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
On January 30, 2023, the Biden Administration announced it will end the public health emergency (and national emergency) declarations on May 11, 2023. We are unable to predict whether Congress or the Department of Education plan to implement further changes related to federal financial assistance programs as a result of the COVID-19 pandemic.
Item 1B.    Unresolved Staff Comments
There are no SEC staff comments on our periodic SEC reports which are unresolved.
Item 2.    Properties
Except for two campus facilities which we own, our campus and administrative facilities are leased. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our primary location in Minneapolis, also the headquarters for Capella University, is located at 225 South 6th Street, Minneapolis, MN 55402. The headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. The headquarters of ANZ is located at 17/51 Foveaux Street, Surry Hills, New South Wales, 2010 in Australia.
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We did not open any new campuses in the U.S. during 2022. New locations in the U.S. will continue to incorporate a new smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online.

Our leases generally range from three to fifteen years with one to two renewal options for extended terms. As of December 31, 2022, the Company leased approximately 70 campus and administrative facilities in the United States consisting of approximately 0.8 million square feet. In 2022, we reduced our leased and owned facility footprint by approximately 175,000 square feet, primarily due to lease terms expiring, by reducing the size of existing facilities at the time of lease renewal, or through the sale of owned campuses. The facilities that we own consist of approximately 40,000 square feet.
For more information regarding our ongoing lease commitments, see Note 8, Leases, in the consolidated financial statements appearing in Part II, Item 8 of this report.
Item 3.     Legal Proceedings
We are involved in litigation and other legal proceedings arising out of the ordinary course of our business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and we may incur costs in the future to defend, settle, or otherwise resolve them. We currently believe that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period. See Note 22, Litigation, in the consolidated financial statements appearing in Part II, Item 8 of this report for additional information regarding our legal proceedings and related matters, which information is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” As of January 27, 2023, there were 24,402,891 shares of common stock outstanding, and approximately 136 holders of record, which includes nominees or broker dealers holding stock on behalf of beneficial owners.
In 2021 and 2022, our Board of Directors approved the following dividend payments per common shares:

	2021	2022
First Quarter	$0.60	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$0.60	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2017 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of 2U, Inc. (TWOU), Adtalem Global Education, Inc. (ATGE), Bright Horizons Family Solutions, Inc. (BFAM), Chegg, Inc. (CHGG), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), Stride Inc. (formerly K12, Inc.) (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), and Perdoceo Education Corporation (PRDO). The peer group no longer includes Houghton Mifflin Harcourt Company, which was acquired in April 2022, and Zovio Inc., which has dissolved and delisted its securities in December 2022. At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.
Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Strategic Education, Inc.	100	128	182	112	71	99
NASDAQ Stock Market (U.S.)	100	97	133	192	235	159
Peer Group	100	116	120	176	130	111
__________________________________________________________
*The comparison assumes $100 was invested on December 31, 2017 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us. Cumulative stockholder return assumes reinvestment of dividends and the peer group cumulative stockholder return is weighted by market capitalization at the beginning of each year.
There were no sales by us of unregistered securities during the year ended December 31, 2022.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date, with the most recent extension being approved by our Board of Directors in November 2022. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.
During the three months ended December 31, 2022, the Company paid $3.2 million to repurchase shares of common stock under its repurchase program. At December 31, 2022, the Company’s remaining authorization for common stock repurchases was $246.8 million, and is available for use through December 31, 2023. A summary of the Company’s share repurchases during the three months ended December 31, 2022 is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 09/30/22)				$213.1
October	—	$—	—	213.1
November	40,315	79.36	40,315	246.8
December	—	—	—	246.8
Total (at 12/31/22)	40,315	$79.36	40,315	$246.8
_____________________________________
(1)The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 2, 2022, the Board of Directors increased the amount authorized to $250.0 million for use through December 31, 2023.
Item 6.    Reserved
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Part I, Item 1A “Risk Factors,” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.
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

Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”), pursuant to the sale and purchase agreement dated July 29, 2020. Pursuant to the purchase agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million plus cash acquired in the transaction. We funded the acquisition using cash on hand and borrowings under our revolving credit facility. ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design.
Our financial results for any periods ended prior to November 3, 2020 do not include the financial results of ANZ and are therefore not directly comparable.
Segments Overview
As of December 31, 2022, we had the follow three reportable segments:
U.S. Higher Education (“USHE”) Segment
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
•In 2022, USHE average total enrollment decreased 6.5% to 77,027 students compared to 82,425 students in 2021.
•Trailing 4-quarter student persistence within USHE was 87.7% in the third quarter of 2022 compared to 86.9% for the same period in 2021. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022
86.7%	86.5%	87.0%	86.9%	86.8%	87.1%	87.3%	87.7%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 5.3% as of the end of the third quarter of 2022. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022
(10.3)%	(15.1)%	(17.2)%	(15.1)%	(11.3)%	(8.1)%	(6.4)%	(5.3)%
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
•In 2022, employer affiliated enrollment as a percentage of USHE enrollment was 24.4% compared to 21.0% in 2021.
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
•In 2022, Australia/New Zealand enrollment increased to 19,388 compared to 19,350 for the same period in 2021.
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
Revenue recognition — Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the year ended December 31, 2022 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
In Australia, domestic students attending an ANZ institution finance their education themselves or by taking a loan through the national Higher Education Loan Program provided by the Australian government to support higher education. In New Zealand, domestic students may utilize government loans to fund tuition and may be eligible for a period of “fees free” study funded by the government. International students attending an ANZ institution are not eligible for funding from the Australian or New Zealand governments.
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
For U.S. students who receive funding under Title IV and withdraw, funds are subject to return provisions as defined by the Department of Education. The university is responsible for returning Title IV funds to the Department and then may seek payment from the withdrawn student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. In Australia and New Zealand, government funding for eligible students is provided directly to the institution on an estimated basis annually. The amount of government funding provided is based on a course-by-course forecast of enrollments that the institution submits for the upcoming calendar year. Using the enrollment forecast provided as well as the requesting institution’s historical enrollment trends, the government approves a fixed amount, which is then funded to the institution evenly on a monthly basis. Periodic reconciliation and true-ups are undertaken between the relevant government authority and the institution based on actual eligible enrollments, which may result in a net amount being due to or from the government.
Students at Strayer University registering in credit-bearing courses in any undergraduate or graduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s or master’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2022, we had deferred $46.8 million for estimated redemptions earned under the Graduation Fund, as compared to $52.0 million at December 31, 2021. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2022 and 2021, our bad debt expense was 3.9% and 3.8% of revenue, respectively. A change in our allowance for credit losses of 1% of gross tuition receivable as of December 31, 2022 would have changed our income from operations by approximately $1.1 million.
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
Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2022, we performed a qualitative impairment assessment, consistent with ASC 350, of goodwill assigned to all reporting units, except for goodwill assigned to the ANZ reporting unit, as well as for indefinite-lived intangible assets, except for the ANZ trade names, to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value.
In 2022, in connection with the goodwill in our ANZ reporting unit as well as our ANZ indefinite-lived intangible assets, we performed a quantitative impairment assessment, consistent with ASC 350. To assess goodwill, we used an income-based approach to determine the fair value of the ANZ reporting unit, which consisted of a discounted cash flow model that included projections of future cash flows for the ANZ reporting unit, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. To assess the indefinite-lived intangible assets, we used an income-based approach to determinate the fair value of the ANZ trade names, which consisted of a discounted cash flow model, using the relief from royalty method, that included a projection of future revenues for ANZ, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. Based on the qualitative and quantitative impairment assessments performed, we concluded that no goodwill or indefinite-lived intangible asset impairments had been incurred during the years ended December 31, 2021 or 2022.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the years ended December 31, 2021 or 2022.
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
In 2022, we generated $1,065.5 million in revenue compared to $1,131.7 million in 2021. Our income from operations decreased to $70.8 million in 2022 compared to $73.9 million in 2021, primarily due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets, restructuring costs, and merger and integration costs. Our net income in 2022 was $46.7 million compared to $55.1 million in 2021. Diluted earnings per share was $1.94 in 2022 compared to $2.28 in 2021.
Year Ended December 31, 2022 Compared To Year Ended December 31, 2021
Revenues. Consolidated revenues decreased to $1,065.5 million in 2022, compared to $1,131.7 million in the same period in the prior year, primarily due to declines in enrollment and unfavorable foreign exchange impacts. In the USHE segment for the year ended December 31, 2022, total average enrollment decreased 6.5% to 77,027 from 82,425 in the prior year. USHE segment revenues decreased 7.0% to $771.0 million compared to $829.3 million in 2021 primarily as a result of declines in enrollment. In the Australia/New Zealand segment for the year ended December 31, 2022, total average enrollment increased to 19,388 from 19,350 in the prior year. Australia/New Zealand segment revenues decreased 7.7% to $230.7 million compared to $250.1 million in 2021, primarily due to unfavorable foreign exchange impacts and lower revenue-per-student. In the Education Technology Services segment, revenues for the year ended December 31, 2022 increased 21.9% to $63.8 million compared to $52.3 million in 2021, primarily as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $597.3 million in 2022 compared to $608.3 million in 2021, principally due to lower facility costs and bad debt expenses. Consolidated instructional and support costs as a percentage of revenues increased to 56.1% in 2022, from 53.7% in 2021.
General and administration expenses. Consolidated general and administration expenses increased to $379.8 million in 2022 compared to $361.3 million in 2021, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 35.6% in 2022 from 31.9% in 2021.
Amortization of intangible assets. Amortization of intangible assets decreased to $14.4 million in 2022 compared to $51.5 million in 2021, due to the finite-lived intangible assets acquired through the merger with Capella Education Company being fully amortized as of the third quarter of 2021.
Merger and integration costs. Merger and integration costs decreased to $1.1 million in 2022 compared to $11.2 million in 2021, as a result of lower integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $2.1 million in 2022 from $25.5 million in 2021, principally due to $3.7 million of right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in 2022, compared to $21.6 million in 2021, as well as higher severance and other personnel-related expenses from employee terminations in 2021.
Income from operations. Consolidated income from operations decreased to $70.8 million in 2022 compared to $73.9 million in 2021, primarily due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets, restructuring costs, and merger and integration costs. USHE segment income from operations decreased 63.2% to $38.6 million in 2022 compared to $104.9 million in 2021, primarily due to declines in enrollment, lower revenue-per-student, and increased investments in marketing initiatives. Australia/New Zealand segment income from operations decreased 15.0% to $30.5 million in 2022 compared to $35.9 million in 2021, primarily due to lower revenues and unfavorable foreign currency impacts. Education Technology Services segment income from operations decreased 9.6% to $19.3 million in 2022 compared to $21.3 million in 2021 as a result of increased investment in outreach to corporate partners, partially offset by growth in Sophia Learning and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) decreased to $1.2 million of expense in 2022 compared to $2.7 million of income in 2021, primarily due to a decrease in investment income from our limited partnership investments and an increase in interest expense, partially offset by an increase in interest income due to higher interest rates. We incurred $5.7 million of interest expense in 2022 compared to $3.6 million in 2021.
Provision for income taxes. Income tax expense was $22.9 million in 2022 compared to $21.5 million in 2021. Our effective tax rate for 2022 was 32.9%, compared to 28.1% in 2021. The increase in the effective tax rate in 2022 was primarily due to a $1.5 million tax shortfall recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 30.4% for 2022.
Net income. Net income decreased to $46.7 million in 2022 compared to $55.1 million in 2021 due to the factors discussed above.
Year Ended December 31, 2021 Compared To Year Ended December 31, 2020
Revenues. Consolidated revenues increased to $1,131.7 million in 2021 compared to $1,027.7 million in the same period in the prior year, primarily due to the inclusion of ANZ for the full year. In the USHE segment for the year ended December 31, 2021, total average enrollment decreased 11.0% to 82,425 from 92,637 in the prior year. USHE segment revenues decreased 14.2% to $829.3 million compared to $966.6 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts. In the Education Technology Services segment, revenues for the year ended December 31, 2021 increased 38.7% to $52.3 million compared to $37.7 million in 2020 as a result of rapid growth in Sophia Learning and higher employer affiliated enrollment. In the Australia/New Zealand segment, revenues for the year ended December 31, 2021 were $250.1 million, compared to $23.4 million in 2020, which only reflects activity after the completion of the ANZ acquisition in November 2020. ANZ revenue includes a $3.6 million and $11.3 million purchase accounting reduction in 2021 and 2020, respectively, related to contract liabilities acquired in the acquisition.
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
General and administration expenses. Consolidated general and administration expenses increased to $361.3 million in 2021 compared to $295.2 million in 2020, principally due to the inclusion of $84.6 million of general and administration expenses related to ANZ in 2021, compared to $17.0 million in 2020. Consolidated general and administration expenses as a percentage of revenues increased to 31.9% in 2021, from 28.7% in 2020.

Amortization of intangible assets. Amortization of intangible assets decreased to $51.5 million in 2021 compared to $64.2 million in 2020, due to lower amortization expense associated with intangible assets acquired through the merger with Capella Education Company, offset by additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs decreased to $11.2 million in 2021 compared to $13.8 million in 2020, principally due to lower transaction and integration expenses associated with the acquisition of ANZ and lower integration support costs related to the merger with Capella Education Company, partially offset by a charge taken in 2021 related to a premerger litigation settlement, net of insurance recovery.
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
Income from operations. Consolidated income from operations decreased to $73.9 million in 2021 compared to $109.4 million in 2020, primarily due to lower earnings in the USHE segment and higher restructuring costs, partially offset by the inclusion of ANZ’s income from operations and lower amortization expense related to intangible assets. USHE segment income from operations decreased 45.8% to $104.9 million in 2021, compared to $193.4 million in 2020, primarily due to declines in enrollment and revenue-per-student due to higher scholarships and discounts. Education Technology Services segment income from operations increased 8.5% to $21.3 million in 2021, compared to $19.6 million in 2020 as a result of rapid growth in Sophia Learning, partially offset by increased investment in outreach to corporate partners. Income from operations for the Australia/New Zealand segment was $35.9 million in 2021, compared to a loss from operations of $13.3 million in 2020, following our acquisition of ANZ in November 2020.
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
Provision for income taxes. Income tax expense was $21.5 million in 2021 compared to $27.7 million in 2020. Our effective tax rate for 2021 was 28.1% compared to 24.3% in 2020. The effective tax rate in 2020 included higher windfall tax benefits recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 28.5% for 2021.
Net income. Net income decreased to $55.1 million in 2021 compared to $86.3 million in 2020 due to the factors discussed above.
Non-GAAP Financial Measures
In the accompanying analysis of financial information for the three years ended December 31, 2022, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the year ended December 31, 2022 are also presented on a constant currency basis.
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
Adjusted results for 2021 exclude an adjustment for foreign currency exchange impacts and are therefore not directly comparable to adjusted results previously reported for the year ended December 31, 2021. Adjusted income from operations was $88.3 million in 2022 compared to $165.7 million in 2021. Adjusted net income was $60.3 million in 2022 compared to $116.6 million in 2021, and adjusted diluted earnings per share was $2.51 in 2022 compared to $4.83 in 2021.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2022 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,065,480	$—	$—	$—	$—	$—	$1,065,480
Total costs and expenses	$994,720	$(14,350)	$(1,117)	$(2,115)	$—	$—	$977,138
Income from operations	$70,760	$14,350	$1,117	$2,115	$—	$—	$88,342
Operating margin	6.6%						8.3%
Income before income taxes	$69,569	$14,350	$1,117	$2,115	$(579)	$—	$86,572
Net income	$46,670	$14,350	$1,117	$2,115	$(579)	$(3,419)	$60,254

Diluted earnings per share	$1.94						$2.51
Weighted average diluted shares outstanding	23,998						23,998
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2021 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,131,686	$3,646	$—	$—	$—	$—	$1,135,332
Total costs and expenses	$1,057,774	$(51,495)	$(11,201)	$(25,472)	$—	$—	$969,606
Income from operations	$73,912	$55,141	$11,201	$25,472	$—	$—	$165,726
Operating margin	6.5%						14.6%
Income before income taxes	$76,599	$55,141	$11,201	$25,472	$(5,300)	$—	$163,113
Net income	$55,087	$55,141	$11,201	$25,472	$(5,300)	$(24,975)	$116,626

Diluted earnings per share	$2.28						$4.83
Weighted average diluted shares outstanding	24,122						24,122

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2020 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,027,653	$11,296	$—	$—	$—	$—	$1,038,949
Total costs and expenses	$918,269	$(64,225)	$(13,770)	$(12,382)	$—	$—	$827,892
Income from operations	$109,384	$75,521	$13,770	$12,382	$—	$—	$211,057
Operating margin	10.6%						20.3%
Income before income taxes	$113,957	$75,521	$13,770	$12,382	$(2,094)	$—	$213,536
Net income	$86,268	$75,521	$13,770	$12,382	$(2,094)	$(33,141)	$152,706

Diluted earnings per share	$3.77						$6.68
Weighted average diluted shares outstanding	22,860						22,860
__________________________________________________________________________________________
(1)Reflects a purchase accounting adjustment to record acquired contract liabilities at fair value as a result of the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand, and amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with Capella Education Company and the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(2)Reflects transaction and integration expenses associated with the Company’s merger with Capella Education Company, including premerger litigation settlement, net of insurance recovery, and the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company’s restructuring.
(4)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.4% for 2022 and an adjusted effective tax rate of 28.5% for 2021 and 2020.
The table below presents our adjusted results of operations on a constant currency basis for the year ended December 31, 2022 (amounts in thousands, except per share data):

	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$1,065,480	$18,645	$1,084,125
Total costs and expenses	$977,138	$15,816	$992,954
Income from operations	$88,342	$2,829	$91,171
Operating margin	8.3%		8.4%
Income before income taxes	$86,572	$2,846	$89,418
Net income	$60,254	$1,958	$62,212

Diluted earnings per share	$2.51		$2.59
Weighted average diluted shares outstanding	23,998		23,998
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the year ended December 31, 2022 at a constant exchange rate of 0.75 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2021.
Liquidity and Capital Resources
At December 31, 2022, we had cash, cash equivalents, and marketable securities of $235.9 million compared to $298.8 million at December 31, 2021. We maintain our cash and cash equivalents primarily in demand deposit bank accounts and money market funds at high credit quality financial institutions, which are included in cash and cash equivalents at December 31, 2022 and 2021. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. We earned interest income of $3.8 million, $1.1 million, and $4.0 million in each of the years ended December 31, 2022, 2021, and 2020, respectively.
We are party to a credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2022. As of December 31, 2022 and 2021, we had $101.4 million and $141.6 million, respectively, outstanding under our Revolving Credit Facility. During the year ended December 31, 2022, we repaid $40.0 million of the outstanding balance under our Revolving Credit Facility. During the years ended December 31, 2022 and 2021, we paid $4.2 million and $2.7 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities decreased in 2022 to $126.1 million, compared to $180.5 million in 2021. The decrease in net cash from operating activities was primarily driven by lower earnings in the USHE segment, partially offset by a decrease in cash used for working capital.
Our net cash used in investing activities decreased in 2022 to $31.4 million, compared to $33.1 million in 2021. The decrease in net cash used in investing activities was primarily driven by a decrease in capital expenditures, partially offset by lower cash proceeds from marketable securities and from the sale of property and equipment in 2022. Capital expenditures decreased to $43.2 million for the year ended December 31, 2022, compared to $49.4 million in 2021, due to the timing of capital projects.
Our net cash used in financing activities increased in 2022 to $142.4 million, compared to $67.9 million in 2021. The increase in net cash used in financing activities was primarily driven by a $40.0 million long-term debt payment in 2022 and a $34.2 million increase in repurchases of common stock. During the year ended December 31, 2022, we paid $40.1 million to repurchase 612,104 common shares in the open market under our repurchase program, compared to $5.9 million in 2021. As of December 31, 2022, we had $246.8 million remaining in share repurchase authorization to use through December 31, 2023.
The Board of Directors declared an annual cash dividend of $2.40 per common share, payable in equal parts quarterly. During the year ended December 31, 2022, we paid a total of $59.2 million in cash dividends on our common stock, compared to $59.0 million in 2021.
Our recurring cash requirements consist primarily of general operating expenses, capital expenditures, discretionary dividend payments, and contractual obligations related to our lease agreements, limited partnership investments, and Revolving Credit Facility. We believe that the combination of our existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash available under our Amended Credit Facility will be sufficient to meet our cash requirements for the next 12 months and beyond.
Our material contractual cash commitments include minimum lease payments required under our lease agreements, capital commitments related to our four limited partnership investments and commitment fees associated with our Revolving Credit Facility.
The table below sets forth our contractual cash commitments associated with lease liabilities as of December 31, 2022 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease liabilities	$183,829	$29,704	$54,444	$42,546	$57,135
As of December 31, 2022, we have a commitment to invest up to $2.7 million in our four limited partnership investments through 2031. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. As of December 31, 2022, our maximum estimated commitment fee is $0.7 million per annum related to the unused portion of our credit facility.
Recently Issued Accounting Standards
Refer to Note 2, Significant Accounting Policies, within the footnotes to the consolidated financial statements for recently issued accounting standards.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2022, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At December 31, 2022, we had $101.4 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings will cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. At December 31, 2022, we had no exposure to the discontinued LIBOR settings and had approximately $101.4 million of LIBOR-based debt outstanding on our Revolving Credit Facility. Our Revolving Credit Facility includes mechanisms for replacing the applicable reference rate, which we do not expect to be materially different from LIBOR.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 21.7% of our consolidated revenues for the year ended December 31, 2022. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the year ended December 31, 2022, a hypothetical 10% adverse change in the average annual foreign currency exchange rates would have decreased our consolidated revenues by approximately $23.1 million. In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2022 was a decrease of $4.1 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Strayer University Graduation Fund Liability – Undergraduate Degree Programs
As described in Note 4 to the consolidated financial statements, the Company’s Strayer University Graduation Fund liability was $46.8 million as of December 31, 2022, of which $41.7 million related to students enrolled in undergraduate degree programs. Strayer University offers the Graduation Fund, a program which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future. Management’s estimate of the benefits that will be redeemed in the future is based on the Company’s historical experience of student persistence toward completion of a course of study within this program and similar programs. As disclosed by management, estimated redemption rates of eligible students vary based on their term of enrollment.
The principal considerations for our determination that performing procedures relating to the Strayer University Graduation Fund liability for undergraduate degree programs is a critical audit matter are (i) the significant judgment by management in estimating the liability and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of the liability and the estimated redemption rate assumption.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of the Graduation Fund liability for undergraduate degree programs, including controls over the estimated redemption rate assumption. These procedures also included, among others, testing management’s process for estimating the Graduation Fund liability for undergraduate degree programs, including (i) evaluating the appropriateness of the methodology; (ii) testing the completeness and accuracy of the underlying data used in management’s estimate; and (iii) evaluating the reasonableness of the estimated redemption rate assumption for the undergraduate degree programs. Evaluating management’s estimated redemption rate assumption involved evaluating whether the assumption was reasonable considering (i) historical estimated redemption rates and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit.
Goodwill Impairment Assessment – Australia and New Zealand (“ANZ”) Reporting Unit
As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,251 million as of December 31, 2022, of which $519 million relates to the ANZ reporting unit. Management assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2022, management elected to bypass a qualitative impairment assessment for goodwill assigned to the ANZ reporting unit and proceeded directly to a quantitative impairment assessment using the first day of the fourth quarter of 2022 as the assessment date. Management used an income-based approach to determine the fair value of the ANZ reporting unit. The income approach consisted of a discounted cash flow model, which involved the use of critical assumptions and estimates related to the amounts and timing of expected future cash flows such as new international student enrollment growth, the discount rate, and the terminal growth rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the ANZ reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the ANZ reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to new international student enrollment growth, the discount rate, and the terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s ANZ reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the ANZ reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to new international student enrollment growth, the discount rate and the terminal growth rate. Evaluating management’s assumptions related to the student enrollment growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach; and (ii) the reasonableness of the discount rate and the terminal growth rate assumptions.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 27, 2023
We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$268,918	$213,667
Marketable securities	6,501	9,156
Tuition receivable, net	51,277	62,953
Income taxes receivable	313	—
Other current assets	40,777	43,285
Total current assets	367,786	329,061
Property and equipment, net	150,589	132,845
Right-of-use lease assets	149,587	125,248
Marketable securities, non-current	23,377	13,123
Intangible assets, net	276,380	260,541
Goodwill	1,285,864	1,251,277
Other assets	52,297	49,652
Total assets	$2,305,880	$2,161,747

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$95,518	$90,588
Income taxes payable	—	6,989
Contract liabilities	73,232	88,488
Lease liabilities	27,005	23,879
Total current liabilities	195,755	209,944
Long-term debt	141,630	101,396
Deferred income tax liabilities	44,595	34,605
Lease liabilities, non-current	162,821	134,006
Other long-term liabilities	47,089	46,006
Total liabilities	591,890	525,957
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,592,098 and 24,402,891 shares issued and outstanding at December 31, 2021 and 2022, respectively	246	244
Additional paid-in capital	1,529,969	1,510,924
Accumulated other comprehensive income (loss)	9,203	(35,068)
Retained earnings	174,572	159,690
Total stockholders’ equity	1,713,990	1,635,790
Total liabilities and stockholders’ equity	$2,305,880	$2,161,747
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2021	2022
Revenues	$1,027,653	$1,131,686	$1,065,480
Costs and expenses:
Instructional and support costs	532,661	608,261	597,321
General and administration	295,231	361,345	379,817
Amortization of intangible assets	64,225	51,495	14,350
Merger and integration costs	13,770	11,201	1,117
Restructuring costs	12,382	25,472	2,115
Total costs and expenses	918,269	1,057,774	994,720
Income from operations	109,384	73,912	70,760
Other income (expense)	4,573	2,687	(1,191)
Income before income taxes	113,957	76,599	69,569
Provision for income taxes	27,689	21,512	22,899
Net income	$86,268	$55,087	$46,670
Earnings per share:
Basic	$3.81	$2.30	$1.97
Diluted	$3.77	$2.28	$1.94
Weighted average shares outstanding:
Basic	22,633	23,955	23,679
Diluted	22,860	24,122	23,998
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2020	2021	2022
Net income	$86,268	$55,087	$46,670
Other comprehensive income:
Foreign currency translation adjustments	48,068	(39,392)	(43,425)
Unrealized gains (losses) on marketable securities, net of tax	579	(285)	(846)
Comprehensive income	$134,915	$15,410	$2,399
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	14,593	17	—	14,610
Exercise of stock options, net	20,522	—	1,244	—	—	1,244
Issuance of restricted stock, net	250,377	2	(25,847)	—	—	(25,845)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($2.40 per share)	—	—	—	(56,005)	—	(56,005)
Foreign currency translation adjustment	—	—	—	—	48,068	48,068
Unrealized gains on marketable securities, net of tax	—	—	—	—	579	579
Net income	—	—	—	86,268	—	86,268
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	18,094	55	—	18,149
Exercise of stock options, net	1,632	—	113	—	—	113
Issuance of restricted stock, net	248,496	3	(2,997)	—	—	(2,994)
Repurchase of common stock	(76,969)	(1)	(4,790)	(1,114)	—	(5,905)
Common stock dividends ($2.40 per share)	—	—	—	(59,102)	—	(59,102)
Foreign currency translation adjustment	—	—	—	—	(39,392)	(39,392)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(285)	(285)
Net income	—	—	—	55,087	—	55,087
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	21,763	29	—	21,792
Exercise of stock options, net	377	—	14	—	—	14
Issuance of restricted stock, net	422,520	4	(2,917)	—	—	(2,913)
Repurchase of common stock	(612,104)	(6)	(37,905)	(2,205)	—	(40,116)
Common stock dividends ($2.40 per share)	—	—	—	(59,376)	—	(59,376)
Foreign currency translation adjustment	—	—	—	—	(43,425)	(43,425)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(846)	(846)
Net income	—	—	—	46,670	—	46,670
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2020	2021	2022
Cash flows from operating activities:
Net income	$86,268	$55,087	$46,670
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of marketable securities	—	781	—
Gain on sale of property and equipment	—	(2,656)	(2,886)
Amortization of deferred financing costs	466	552	552
Amortization of investment discount/premium	146	70	32
Depreciation and amortization	109,154	103,416	63,124
Deferred income taxes	(13,431)	(7,710)	(8,667)
Stock-based compensation	14,610	18,149	21,792
Impairment of right-of-use lease assets	848	18,876	1,185
Changes in assets and liabilities:
Tuition receivable, net	19,659	(196)	(12,558)
Other assets	(32,326)	(6,964)	3,584
Accounts payable and accrued expenses	(22,685)	(6,700)	(4,339)
Income taxes payable and income taxes receivable	(4,020)	1,196	7,580
Contract liabilities	(10,095)	13,995	18,960
Other liabilities	(5,689)	(7,369)	(8,977)
Net cash provided by operating activities	142,905	180,527	126,052

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(628,759)	—	(800)
Purchases of property and equipment	(46,812)	(49,433)	(43,170)
Purchases of marketable securities	(1,863)	—	—
Proceeds from marketable securities	36,192	9,300	6,420
Proceeds from sale of property and equipment	—	8,331	6,525
Other investments	(950)	(1,292)	(335)
Net cash used in investing activities	(642,192)	(33,094)	(31,360)

Cash flows from financing activities:
Net proceeds from issuance of common stock	220,248	—	—
Proceeds from long-term debt	145,630	—	—
Common dividends paid	(55,956)	(59,045)	(59,240)
Net payments for stock awards	(24,741)	(2,938)	(3,004)
Payments on long-term debt	(3,807)	—	(40,000)
Payment of deferred financing costs	(1,940)	—	—
Repurchase of common stock	(247)	(5,905)	(40,116)
Net cash provided by (used in) financing activities	279,187	(67,888)	(142,360)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,623	(2,353)	(4,090)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(218,477)	77,192	(51,758)
Cash, cash equivalents, and restricted cash — beginning of period	420,497	202,020	279,212
Cash, cash equivalents, and restricted cash — end of period	$202,020	$279,212	$227,454
Noncash transactions:
Non-cash additions to property and equipment	$4,079	$9,308	$1,718
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
The accompanying consolidated financial statements and footnotes include the results of the Company’s three reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of Strayer University and Capella University and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, which is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs; and (3) Australia/New Zealand, which through Torrens University and associated assets, provides certificate and degree programs in Australia and New Zealand. The Company’s reportable segments are discussed further in Note 21.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
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
Amortization of intangible assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s merger with Capella Education Company (“CEC”) and the Company’s acquisition of ANZ.
Merger and integration costs include integration expenses associated with the Company’s merger with CEC, and transaction and integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, as well as early lease termination costs and impairments of right-of-use lease assets and fixed assets associated with vacating leased space in connection with the Company’s restructuring plan. See Note 5 for additional information.
Foreign Currency Translation and Transaction Gains and Losses
The United States Dollar (“USD”) is the functional currency of the Company and its subsidiaries operating in the United States. The financial statements of its foreign subsidiaries are maintained in their functional currencies. The functional currency of each of the foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Financial statements of foreign subsidiaries are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.7 million and $1.4 million of these unpaid obligations as of December 31, 2021 and 2022, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2021 and 2022, the Company had approximately $9.1 million and $11.9 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the consolidated balance sheets.
As part of commencing operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2021 and 2022 (in thousands):

	As of December 31,
	2021	2022
Cash and cash equivalents	$268,918	$213,667
Restricted cash included in other current assets	9,794	13,287
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$279,212	$227,454
Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale and consist of tax-exempt municipal securities and corporate debt securities.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.
If management intends to sell an impaired debt security, or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an impairment is deemed to have occurred. The amount of an impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of accumulated other comprehensive income (loss) within shareholders’ equity.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income. The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. The Company classifies marketable securities as either current or non-current assets based on management’s intent with regard to usage of those funds, which is dependent upon the security’s maturity date and liquidity considerations based on current market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.
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
The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Company’s student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for credit losses is established based upon historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status, likelihood of future enrollment, degree mix trends and changes in the overall economic environment. In the event that current collection trends differ from historical trends, an adjustment is made to the allowance for credit losses and bad debt expense.
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Tuition receivable	$100,060	$110,066
Allowance for credit losses	(48,783)	(47,113)
Tuition receivable, net	$51,277	$62,953
Approximately $2.5 million and $2.7 million of tuition receivable, net, are included in other assets as of December 31, 2021 and 2022, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for each of the three years ended December 31, 2022 (in thousands):

	2020	2021	2022
Allowance for credit losses, beginning of period	$30,931	$49,773	$48,783
Impact of adopting ASC 326	4,571	—	—
Additions charged to expense	49,130	43,040	41,226
Additions from merger	3,503	—	—
Write-offs, net of recoveries	(38,362)	(44,030)	(42,896)
Allowance for credit losses, end of period	$49,773	$48,783	$47,113
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with the Property, Plant, and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. During the years ended December 31, 2021 and 2022, the Company recognized $2.7 million and $2.5 million, respectively, of impairment charges related to property and equipment, which is included in Restructuring costs on the consolidated statements of income.
Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense was $51.8 million, $59.1 million and $52.0 million for the years ended December 31, 2020, 2021, and 2022, respectively. Included in the 2020, 2021, and 2022 depreciation and amortization expense amount is $6.9 million, $7.2 million and $3.2 million of depreciation expense, respectively, related to computer software acquired in the Capella Education Company merger in 2018 and content acquired in the ANZ acquisition in 2020, which is included in Amortization of intangible assets on the consolidated statements of income. Repairs and maintenance costs are expensed as incurred.
As discussed in Note 5, the Company’s 2020 restructuring plan included an evaluation of the Company’s owned and leased real estate portfolio, which resulted in the consolidation and sale of underutilized facilities. The Company sold two of its owned U.S. Higher Education campuses in 2021 and one of its owned U.S. Higher Education campuses in 2022. The Company sold the long-lived assets, consisting of land, buildings, and building improvements, related to these owned campuses and recognized a $2.7 million and $2.9 million gain on sale during the years ended December 31, 2021 and 2022, respectively, which are included in Restructuring costs on the consolidated statements of income.
Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2022 in the consolidated statements of cash flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.
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
Leases
The Company determines if an arrangement is a lease at inception. The Company analyzes each lease agreement to determine whether it should be classified as a finance lease or operating lease. Leases with an initial term longer than 12 months are included in right-of-use (“ROU”) lease assets, lease liabilities, and lease liabilities, non-current on the Company’s consolidated balance sheets. The Company combines lease and non-lease components for all leases.
ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU lease assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit interest rate for most of the Company’s leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term for operating leases.
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
The Company’s goodwill impairment test includes an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, the Company proceeds with performing a quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,592,098 and 24,402,891 shares were issued and outstanding as of December 31, 2021 and 2022, respectively. On August 10, 2020, the Company completed a public offering of 2,185,000 shares of its common stock for total cash proceeds of $220.2 million, net of underwriting discounts and offering costs of $9.2 million. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.60 per common share for each quarter of 2022. The Company paid these quarterly cash dividends in each of March, June, September and December of 2022.

Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $161.5 million, $165.1 million and $181.3 million for the years ended December 31, 2020, 2021, and 2022, respectively, and are included within General and administration expense on the consolidated statements of income.
Stock-Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The fair value of restricted stock awards granted is measured using the fair value of the Company’s common stock on the date of grant or the most recent modification date, whichever is later. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2022 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 16 for additional information.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2022 (in thousands):

	2020	2021	2022
Weighted average shares outstanding used to compute basic earnings per share	22,633	23,955	23,679
Incremental shares issuable upon the assumed exercise of stock options	14	5	3
Unvested restricted stock and restricted stock units	213	162	316
Shares used to compute diluted earnings per share	22,860	24,122	23,998

Anti-dilutive shares excluded from the diluted earnings per share calculation	63	324	114
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2020 and 2021, the balance of accumulated other comprehensive income was $48.9 million, net of tax of $0.3 million and $9.2 million, net of tax of $0.2 million, respectively, and as of December 31, 2022 the balance of accumulated comprehensive loss was $35.1 million, net of tax of $0.1 million. During the year ended December 31, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income (loss) to Other income on the consolidated statements of income. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the years ended December 31, 2021 and 2022.

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
The tax years since 2019 remain open for federal tax examination, the tax years since 2018 remain open to examination by certain states, and the tax years since 2017 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.
Other Investments
The Company holds investments in certain limited partnerships that invest in innovative companies in the health care and education-related technology fields. The Company accounts for the investments in limited partnerships under the equity method. The Company’s pro-rata share in the net income (loss) of the limited partnerships is included in Other income on the consolidated statements of income. The Company also holds investments accounted for at cost less impairment as these investments do not have readily determinable fair value.
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
Pursuant to the purchase agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million plus cash acquired in the transaction.
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

The Company incurred $8.1 million of acquisition-related costs related to this acquisition. These costs were primarily attributable to legal, financial, and accounting support services incurred by the Company in connection with the acquisition, and are included in Merger and integration costs on the consolidated statements of income.
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
Pro Forma Financial information
The following unaudited pro forma information has been presented as if the ANZ acquisition occurred on January 1, 2020. The information is based on the historical results of operations of the acquired business, adjusted for:
•The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired;
•The exclusion of acquisition-related costs incurred during the year ended December 31, 2020;
•Associated tax-related impacts of adjustments; and
•Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2020, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company’s pro forma combined revenues and net income (in thousands). Pro forma results for the years ended December 31, 2021 and 2022 are not presented below because the results of ANZ are included in the Company’s December 31, 2021 and 2022 consolidated statements of income.

Pro Forma Combined
Year Ended December 31, 2020
Revenue	$1,244,440
Net Income	105,431
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2020, 2021, and 2022 (in thousands):

	2020	2021	2022
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$928,476	$795,266	$738,050
Other(1)	38,103	34,004	32,929
Total U.S. Higher Education Segment	966,579	829,270	770,979
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	22,431	245,791	224,400
Other(1)	950	4,333	6,347
Total Australia/New Zealand Segment	23,381	250,124	230,747
Education Technology Services Segment(2)	37,693	52,292	63,754
Consolidated revenue	$1,027,653	$1,131,686	$1,065,480
___________________________________________________________
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
At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the consolidated balance sheets based on when the benefits are expected to be realized. Substantially all of the contract liability balance classified as short term at the beginning of the year was recognized into revenue during the year ended December 31, 2022.
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
Contract Liabilities - Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate or graduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements, and must be enrolled in a bachelor’s or master’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $17.9 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund for the years ended December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Balance at beginning of period	$53,314	$52,024
Revenue deferred	21,067	16,897
Benefit redeemed	(22,357)	(22,079)
Balance at end of period	$52,024	$46,842
The portion of the Graduation Fund balance related to students enrolled in undergraduate degree programs was $48.6 million and $41.7 million as of December 31, 2021 and 2022, respectively.
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
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities for the years ended December 31, 2020, 2021, and 2022 (in thousands):

	CEC Integration Plan(1)	2020 Restructuring Plan	Total
Balance at December 31, 2019	$8,283	$—	$8,283
Restructuring and other charges	—	11,967	11,967
Payments	(6,448)	(10,680)	(17,128)
Balance at December 31, 2020	1,835	1,287	3,122
Restructuring and other charges	—	4,618	4,618
Payments	(1,835)	(4,293)	(6,128)
Balance at December 31, 2021(2)	—	1,612	1,612
Restructuring and other charges	—	1,241	1,241
Payments	—	(2,853)	(2,853)
Balance at December 31, 2022	$—	$—	$—
___________________________________________________________
(1)Restructuring plan implemented following the Company’s merger with CEC.
(2)Restructuring liabilities are included in accounts payable and accrued expenses.

The 2020 restructuring plan also included an evaluation of the Company’s owned and leased real estate portfolio, which resulted in the consolidation and sale of underutilized facilities. During the years ended December 31, 2020, 2021, and 2022, the Company recorded right-of-use lease asset charges of approximately $0.4 million, $18.9 million, and $1.2 million, respectively, related to facilities consolidated as a result of the restructuring plan. The Company recorded benefits related to the early termination and related extinguishment of lease liabilities of approximately $0.2 million and $1.2 million during the years ended December 31, 2021 and 2022, respectively. During the years ended December 31, 2021 and 2022, the Company recorded gains from the sale of property and equipment of owned campuses that were closed in connection with the 2020 restructuring plan of approximately $2.7 million and $2.9 million, respectively. The Company also recorded fixed asset impairment charges of approximately $2.7 million and $2.5 million during the years ended December 31, 2021 and 2022, respectively. All severance and other employee separation charges, right-of-use lease asset and fixed asset impairment charges, benefits from early lease terminations, and gains on the sale of property and equipment are included in Restructuring costs on the consolidated statements of income.
6.    Marketable Securities
The following is a summary of available-for-sale securities as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$15,852	$2	$(507)	$15,347
Corporate debt securities	7,140	—	(208)	6,932
Total	$22,992	$2	$(715)	$22,279
The following is a summary of available-for-sale securities as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,546	$271	$—	$18,817
Corporate debt securities	10,898	163	—	11,061
Total	$29,444	$434	$—	$29,878
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2021 and 2022 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2022, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the years ended December 31, 2020, 2021, and 2022.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Due within one year	$6,501	$9,156
Due after one year through three years	23,377	13,123
Total	$29,878	$22,279
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the years ended December 31, 2020, 2021, and 2022 (in thousands):

	December 31, 2020	December 31, 2021	December 31, 2022
Maturities of marketable securities	$34,728	$7,495	$6,420
Sales of marketable securities	1,464	1,805	—
Total	$36,192	$9,300	$6,420

The Company recorded approximately $35,000 in gross realized gains and $0.8 million in gross realized losses in net income during the years ended December 31, 2020 and 2021, respectively. The Company did not record any gross realized gains or losses in net income during the year ended and December 31, 2022.
7.    Property and Equipment
The composition of property and equipment as of December 31, 2021 and 2022 is as follows (in thousands):

	December 31, 2021	December 31, 2022	Estimated useful life (years)
Land	$5,380	$3,597	—
Buildings and improvements	16,691	9,856	5-40
Furniture and office equipment	65,054	40,539	5-7
Computer hardware	20,175	13,152	3-7
Computer software	199,635	212,832	3-10
Leasehold improvements	71,633	70,921	3-15
Construction in progress	9,246	7,016	—
	387,814	357,913
Accumulated depreciation and amortization	(237,225)	(225,068)
	$150,589	$132,845
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
The components of lease costs were as follows for the years ended December 31, 2020, 2021, and 2022 (in thousands)

	2020	2021	2022
Lease Cost:
Operating lease cost(1)	$28,337	$53,957	$28,404
Short-term lease cost	534	1,768	641
Sublease income	(2,240)	(2,255)	(1,135)
Total lease costs	$26,631	$53,470	$27,910
___________________________________________________________
(1)During the years ended December 31, 2020, 2021 and 2022, operating lease cost includes $0.8 million, $18.9 million, and $1.2 million of right-of-use lease asset impairment charges, respectively, related to redundant leased space that was vacated during the year.
The following table provides a summary of the Company’s average lease term and discount rate as of December 31, 2021 and 2022:

	As of December 31, 2021	As of December 31, 2022
Weighted average remaining lease term (years)	7.8	7.2
Weighted average discount rate	4.01%	4.05%

Supplemental information related to the Company’s leases for the years ended December 31, 2020, 2021, and 2022 (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2021	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$32,510	$43,021	$35,138
Right-of-use assets obtained in exchange for operating lease liabilities	$12,763	$79,953	$4,674
Maturities of lease liabilities (in thousands):

Year Ending December 31,
2023	$29,704
2024	29,128
2025	25,316
2026	22,744
2027	19,802
Thereafter	57,135
Total lease payments	183,829
Less: interest	(25,944)
Present value of lease liabilities	$157,885
9.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$217	$217	$—	$—
Marketable securities:
Tax-exempt municipal securities	15,347	—	15,347	—
Corporate debt securities	6,932	—	6,932	—
Total assets at fair value on a recurring basis	$22,496	$217	$22,279	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,134	$4,134	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,817	—	18,817	—
Corporate debt securities	11,061	—	11,061	—
Total assets at fair value on a recurring basis	$34,012	$4,134	$29,878	$—

Liabilities:
Deferred payments	$658	$—	$—	$658

The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds — Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2021 and 2022, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments were classified within Level 3 as there was no liquid market for similarly priced instruments and were valued using discounted cash flow models that encompassed significant unobservable inputs. The assumptions used to prepare the discounted cash flows included estimates for interest rates, enrollment growth, retention rates, and pricing strategies. The final payment related to the deferred payment arrangements was made in the first quarter of 2022.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2021 or 2022.
Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2021 and 2022 are as follows (in thousands):

	December 31, 2021	December 31, 2022
Balance as of the beginning of period	$1,658	$658
Amounts paid	(1,470)	(658)
Other adjustments to fair value	470	—
Balance at end of period	$658	$—
10.    Goodwill and Intangible Assets
Goodwill
During the first quarter of 2021, the Company reallocated a portion of its goodwill to the Education Technology Services segment based on a relative fair value analysis performed using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2021 and 2022 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2020	$732,075	$586,451	$—	$1,318,526
Reporting unit reallocation(1)	(100,000)	—	100,000	—
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(32,924)	—	(32,924)
Adjustments to prior acquisitions(2)	—	262	—	262
Balance as of December 31, 2021	632,075	553,789	100,000	1,285,864
Additions	—	947	—	947
Impairments	—	—	—	—
Currency translation adjustments	—	(35,621)	—	(35,621)
Adjustments to prior acquisitions	—	87	—	87
Balance as of December 31, 2022	$632,075	$519,202	$100,000	$1,251,277
___________________________________________________
(1)Represents the reallocation of goodwill as a result of the Company reorganizing its segments in 2021.
(2)Represents a measurement period adjustment recorded in 2021 related to the Company’s acquisition of ANZ, as discussed in Note 3.

The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2022, the Company performed a qualitative impairment assessment of goodwill assigned to all reporting units, except for the goodwill assigned to the ANZ reporting unit, using the first day of the fourth quarter of 2022 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for these reporting units as of the assessment date.
In 2022, the Company performed a quantitative impairment assessment for goodwill assigned to the ANZ reporting unit using the first day of the fourth quarter of 2022 as the assessment date. The Company used an income-based approach to determine the fair value of the ANZ reporting unit. The income approach consisted of a discounted cash flow model that included projections of future cash flows for the ANZ reporting unit, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, new international student enrollment growth, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair value of its ANZ reporting unit exceeded its carrying value. Accordingly, no goodwill impairment charges were recorded during the years ended December 31, 2020, 2021, and 2022.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$201,309	$(180,007)	$21,302	$200,185	$(191,125)	$9,060
Not subject to amortization
Trade names	255,078	—	255,078	251,481	—	251,481
Total	$456,387	$(180,007)	$276,380	$451,666	$(191,125)	$260,541
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $57.3 million, $44.3 million, and $11.1 million for the years ended December 31, 2020, 2021 and 2022, respectively. In 2023, the Company will recognize the remaining $9.1 million of amortization expense related to its finite-lived intangible assets.
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
In 2022, the Company performed a qualitative impairment assessment related to its indefinite-lived intangible assets, except for the ANZ trade names, using the first day of the fourth quarter of 2022 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for these indefinite-lived intangible assets as of the assessment date.
In 2022, the Company performed a quantitative impairment assessment for indefinite-lived intangible assets related to the ANZ trade names using the first day of the fourth quarter of 2022 as the assessment date. The Company used an income-based approach to determine the fair value of the ANZ trade names. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included a projection of future revenues for ANZ, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value of the ANZ trade name primarily consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ trade names include, but are not limited to, the amounts and timing of future revenue growth rates, the royalty rate, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future revenue growth rates consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The royalty rate is based on the Company’s assumption of what a reasonable market participant would pay to license the ANZ trade names, expressed as a percentage of revenues. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair value of the ANZ trade names exceeded its carrying value. Accordingly, there were no impairment charges related to indefinite-lived intangible assets recorded during the years ended December 31, 2020, 2021, and 2022.
11.    Other Current Assets
Other current assets consist of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Prepaid expenses	17,862	19,073
Restricted cash	9,794	13,287
Cloud computing costs	5,019	7,859
Other	8,102	3,066
Other current assets	$40,777	$43,285
12.    Other Assets
Other assets consist of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Prepaid expenses, net of current portion	$19,852	$18,192
Equity method investments	15,582	13,879
Cloud computing arrangements	5,957	7,507
Other investments	3,576	3,396
Tuition receivable, net, non-current	2,466	2,673
Other	4,864	4,005
Other assets	$52,297	$49,652

Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with JWMI, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2021 and 2022, $19.2 million and $17.7 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.7 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2021 and 2022 (in thousands):

	2021	2022
Limited partnership investments, beginning of period	$15,795	$15,582
Capital contributions	892	160
Pro-rata share in the net income of limited partnerships	4,925	348
Distributions	(6,030)	(2,211)
Limited partnership investments, end of period	$15,582	$13,879
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Other Investments
The Company holds investments in education tech start-ups focused on transformational technologies that improve student success. These investments are accounted for at cost less impairment as they do not have readily determinable fair value.
Tuition Receivable
Non-current tuition receivable, net, represents tuition that the Company expects to collect, but not within the next 12 months.
Other
Other is comprised primarily of deferred financing costs associated with the Company’s credit facility, deferred contract costs related to commissions paid by ANZ to third party international agents, and refundable security deposits associated with the Company’s leased campus and office space.
13.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Trade payables	$45,340	$45,826
Accrued compensation and benefits	27,424	32,608
Accrued student obligations and other	22,754	12,154
Accounts payable and accrued liabilities	$95,518	$90,588
14.    Long-Term Debt
On November 3, 2020, the Company entered into an amended credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. The maturity date of the Amended Credit Facility is November 3, 2025. The Company paid approximately $1.9 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.
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
•A U.S. Department of Education (“Department” or “Department of Education”) Financial Responsibility Composite Score of not less than 1.0 for any fiscal year and not less than 1.5 for any two consecutive fiscal years.
The Company was in compliance with all the covenants of the Amended Credit Facility as of December 31, 2022.
As of December 31, 2021 and 2022, the Company had approximately $141.6 million and $101.4 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.6 million and $3.4 million was denominated in Australian dollars as of December 31, 2021 and 2022, respectively. During the year ended December 31, 2022, the Company repaid $40.0 million of the outstanding balance under the Revolving Credit Facility.
During the years ended December 31, 2020, 2021 and 2022, the Company paid $1.0 million, $2.7 million and $4.2 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
15.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Contract liabilities, net of current portion	$34,704	$36,540
Asset retirement obligations	9,122	6,283
Other	3,263	3,183
Other long-term liabilities	$47,089	$46,006
Contract Liabilities
As discussed in Note 4, in connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained (the Graduation Fund). Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Asset Retirement Obligations
Certain of the Company’s lease agreements require the leased premises to be returned in a predetermined condition.

16.    Equity Awards
In connection with the merger with Capella Education Company on August 1, 2018, the Capella Education Company 2014 Equity Incentive Plan (the “2014 Capella Plan”) and the Capella Education Company 2005 Stock Incentive Plan (collectively, the “Capella Plans”) were assumed by the Company. Under the Capella Plans, shares of the Company’s common stock were permitted to be issued upon the exercise or settlement of equity awards that were granted prior to the merger date or pursuant to awards granted after the closing of the merger to legacy Capella Education Company employees under the 2014 Capella Plan.
On November 6, 2018, the Company’s shareholders approved the Strategic Education, Inc. 2018 Equity Compensation Plan (the “2018 Plan”), which replaced the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2018 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2018 Plan is ten years. The original number of shares of common stock authorized for issuance under the 2018 Plan was 700,000, plus the number of shares available for grant under the 2015 Plan at the time of stockholder approval of the 2018 Plan, plus the number of shares which may in the future become available under the 2015 Plan due to forfeitures of outstanding awards.
On April 27, 2022, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the total number of shares of common stock available for issuance under the 2018 Plan by the number of shares that were available for issuance under the 2014 Capella Plan as of the effective date of the First Amendment, plus the number of shares that may become available upon the future expiration, forfeiture or cancellation of outstanding awards under the Capella Plans. Subsequent to the shareholders approval of the First Amendment, all equity-based awards are granted under the 2018 Plan. As of December 31, 2022, 925,063 shares were available for issuance under the 2018 Plan.
As of December 31, 2022, the Company has issued and outstanding awards under the 2018 Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan.
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
Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2022:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2019	468,950	$98.98
Grants	150,107	140.39
Vested shares	(116,724)	69.94
Forfeitures	(7,364)	130.68
Balance, December 31, 2020	494,969	117.91
Grants	321,965	88.02
Vested shares	(77,586)	92.38
Forfeitures	(31,807)	121.80
Balance, December 31, 2021	707,541	106.93
Grants	534,652	50.72
Vested shares	(139,375)	95.27
Forfeitures	(31,257)	62.43
Balance, December 31, 2022	1,071,561	$81.70

Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2022:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2019	46,096	$63.49	5.2	$4,398
Grants	—	—
Exercises	(20,522)	60.62
Forfeitures/Expirations	—	—
Balance, December 31, 2020	25,574	65.80	5.0	755
Grants	—	—
Exercises	(1,632)	69.44
Forfeitures/Expirations	(266)	87.66
Balance, December 31, 2021	23,676	65.30	4.0	93
Grants	—	—
Exercises	(377)	36.87
Forfeitures/Expirations	—	—
Balance, December 31, 2022	23,299	$65.76	3.0	$352
Exercisable, December 31, 2022	23,299	$65.76	3.0	$352
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
The Company received $1.2 million, $0.1 million, and $14 thousand of net cash proceeds related to stock options exercised during the years ended December 31, 2020, 2021, and 2022, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2020, 2021, and 2022 was $2.0 million, $24 thousand, and $15 thousand, respectively.
Valuation and Expense Information under Stock Compensation Topic ASC 718
At December 31, 2022, total stock-based compensation cost which has not yet been recognized was $42.0 million for unvested restricted stock and restricted stock units. This cost is expected to be recognized over the next 2.3 years on a weighted-average basis. Approximately 644,000 shares of restricted stock awards and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2020, 2021, and 2022 (in thousands):

	2020	2021	2022
Instructional and support costs	$5,111	$5,317	$7,026
General and administration	9,499	13,535	14,766
Restructuring costs	—	(703)	—
Stock-based compensation expense included in operating expense	14,610	18,149	21,792
Tax benefit	3,771	4,809	5,488
Stock-based compensation expense, net of tax	$10,839	$13,340	$16,304

During the year ended December 31, 2020, the Company recognized a windfall tax impact of approximately $2.8 million and during the years ended December 31, 2021, and 2022, the Company recognized shortfall tax impacts of approximately $18 thousand, and $1.5 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
17.    Other Employee Benefit Plans
The Company sponsors the Strategic Education, Inc. 401(k) Plan, which covers all eligible employees of the Company. The Company makes discretionary contributions to participants of the Strategic Education, Inc. 401(k) Plan through a Company match of 100% on the first 2%, and 50% on the next 2%, of the employee contributions, for a maximum company match of 3%. The Company’s contributions to these plans totaled $7.6 million, $7.4 million and $7.7 million for the years ended December 31, 2020, 2021, and 2022, respectively.
Pursuant to local laws, ANZ is required to make contributions on behalf of its employees for post-retirement superannuation benefits. In addition, ANZ has recorded a liability for long service leave, an entitlement for which employees meeting certain requirements are eligible for extended paid leave. The Company incurred $1.5 million, $8.4 million, and $8.7 million in expense related to these arrangements for the benefit of ANZ employees for the years ended December 31, 2020, 2021, and 2022, respectively.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2020, 2021, and 2022 were as follows:

	Shares purchased	Average price per share
2020	7,274	$112.65
2021	13,065	$68.94
2022	16,183	$58.94
18.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2022, $246.8 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2023. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital in an amount equal to the price at which the repurchased shares were originally sold, with any excess cash paid to repurchase the shares being recorded as a reduction to retained earnings.
Shares of common stock repurchased on the open market under the Company’s repurchase program for the years ended December 31, 2020, 2021, and 2022 were as follows:

	Shares repurchased	Average price paid per share
2020	1,769	$139.78
2021	76,969	$76.72
2022	612,104	$65.54
19.    Commitments and Contingencies
The Company’s U.S. Higher Education institutions participate in various federal student financial assistance programs which are subject to audit by agencies, including the Department of Education, the Veterans Administration, and the

Department of Defense. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations, or cash flows.
20.    Income Taxes
The income tax provision for the years ended December 31, 2020, 2021 and 2022 is summarized below (in thousands):

	2020	2021	2022
Current:
Federal	$31,398	$20,754	$13,825
State	9,786	5,736	5,650
Foreign	125	2,761	12,063
Total current	41,309	29,251	31,538
Deferred:
Federal	(8,537)	(10,128)	(1,978)
State	(538)	(612)	(1,668)
Foreign	(4,545)	3,001	(4,993)
Total deferred	(13,620)	(7,739)	(8,639)
Total provision for income taxes	$27,689	$21,512	$22,899
The U.S. and foreign components of income (loss) before income taxes for the years ended December 31, 2020, 2021 and 2022 are summarized below (in thousands):

	2020	2021	2022
United States	$128,822	$57,804	$46,646
Foreign	(14,865)	18,795	22,923
Total income before income taxes	$113,957	$76,599	$69,569
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
The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax liability are as follows as of December 31, 2021 and 2022 (in thousands):

	2021	2022
Lease liabilities	$25,706	$21,674
Allowance for credit losses	13,190	12,862
Contract liabilities	10,214	9,527
Stock-based compensation	7,758	8,138
Other	6,195	4,363
Other facility-related costs	1,916	1,313
Loss carryforward	1,444	2,013
Intangible assets	(74,016)	(69,920)
Property and equipment	(21,320)	(9,968)
Right-of-use lease assets	(15,052)	(12,786)
Valuation allowance	(630)	(1,821)
Net deferred tax liability	$(44,595)	$(34,605)
As of December 31, 2022, Loss carryforward consists of net operating losses related to the states where the Company does not file a consolidated return. The company has state net operating loss carryforwards of $20.2 million which will expire from

2027 through 2043 and $14.3 million which have an indefinite carryover period. The change in the valuation allowance for deferred tax assets as of December 31, 2021 and 2022 was $0.6 million and $1.2 million, respectively, and is primarily related to net operating loss carryforwards in states where the Company does not file a consolidated tax return. The Company concluded that it was more likely than not that the deferred tax asset for the net operating loss carryforwards would not be realized due to negative evidence outweighing the positive evidence regarding the realization of the deferred tax assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of December 31, 2021 and 2022, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company recognized approximately $33,000 and $55,000 of expense related to interest and penalties in 2021 and 2022, respectively. The total amount of interest and penalties included in the consolidated balance sheets was approximately $30,000 and $59,000 as of December 31, 2021 and 2022, respectively.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2021	2022
Beginning unrecognized tax benefits	$314	$1,043
Additions for tax positions taken in the prior year	948	—
Reductions for tax positions taken in prior years	(219)	(95)
Ending unrecognized tax benefits	$1,043	$948
The Company does not anticipate significant changes to unrecognized tax benefits within the next 12 months. As of December 31, 2022, $0.9 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate, if recognized.
A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2020, 2021, and 2022 is as follows:

	2020	2021	2022
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	5.6	3.4	3.2
Impact of foreign operations	(1.2)	2.2	3.0
Nondeductible compensation	2.2	1.9	2.4
Change in valuation allowance	—	0.8	1.7
Excess tax benefit on share-based compensation	(2.0)	—	1.7
Transaction costs	0.6	—	—
Other	(1.9)	(1.2)	(0.1)
Effective tax rate	24.3%	28.1%	32.9%
Cash payments for income taxes were $45.4 million, $27.3 million, and $26.8 million in 2020, 2021, and 2022, respectively.
21.    Segment and Geographic Information
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
A summary of financial information by reportable segment for the years ended December 31, 2020, 2021, and 2022 is presented in the following table (in thousands):

	2020	2021	2022
Revenues
U.S. Higher Education	$966,579	$829,270	$770,979
Australia/New Zealand	23,381	250,124	230,747
Education Technology Services	37,693	52,292	63,754
Consolidated revenues	$1,027,653	$1,131,686	$1,065,480
Income (loss) from operations
U.S. Higher Education	$193,393	$104,914	$38,605
Australia/New Zealand	(13,275)	35,855	30,473
Education Technology Services	19,643	21,311	19,264
Amortization of intangible assets	(64,225)	(51,495)	(14,350)
Merger and integration costs	(13,770)	(11,201)	(1,117)
Restructuring costs	(12,382)	(25,472)	(2,115)
Consolidated income from operations	$109,384	$73,912	$70,760
The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment (in thousands):

	2020	2021	2022
Depreciation and amortization
U.S. Higher Education	$41,822	$38,178	$35,863
Australia/New Zealand	1,930	10,640	8,842
Education Technology Services	828	1,067	1,589
Amortization of intangible assets	64,225	51,495	14,350
Restructuring costs	349	2,036	2,480
Consolidated depreciation and amortization	$109,154	$103,416	$63,124
Stock-Based compensation
U.S. Higher Education	$14,452	$16,926	$19,572
Australia/New Zealand	46	1,359	1,073
Education Technology Services	112	567	1,147
Restructuring costs	—	(703)	—
Consolidated stock-based compensation	$14,610	$18,149	$21,792

Geographic Information
The Company’s long-lived assets are comprised of Property and equipment, net and Right-of-use lease assets. The Company’s long-lived assets by geographic area as of December 31, 2021 and 2022 were as follows (in thousands):

	December 31, 2021	December 31, 2022
United States	$156,389	$132,179
International	143,787	125,914
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
On April 20, 2021, Capella University received a letter from the Department of Education referencing Wright, et al. v. Capella Education Co., et al. and indicating that the Department would require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella University. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella University subsequently received approximately 500 applications for borrower defense to repayment. Capella University contested each claim for defense to repayment in individualized responses with supporting evidence, the last of which was sent to the Department in August 2021. Since that time, Capella University has not received any communication from the Department related to the set of borrower defense claims received in 2021, nor has Capella University received indication that any of these claims has been evaluated on the facts presented and adjudicated on the merits.
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement would also provide certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. The Sweet settlement received preliminary court approval on August 4, 2022. A joint motion for final approval was filed on September 22, 2022, which multiple intervening higher education institutions and companies opposed. Following a fairness hearing, the court granted final approval of the settlement on November 16, 2022. Intervenors have appealed the court’s order and moved to stay the court’s final judgment approving the settlement pending resolution of the appeal.
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
23.    Regulation
United States Regulation
CARES Act
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, institutions of higher education were provided relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of the COVID-19 pandemic, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to the COVID-19 pandemic. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to the COVID-19 pandemic, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work-Study (“FWS”) funds into their Federal Supplemental Educational Opportunity Grant (“FSEOG”) allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make FWS payments to student employees who are unable to meet their employment obligations due to the COVID-19 pandemic. The Department issued sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.
The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. Through a series of administrative actions, student loan relief has been extended, including on August 24, 2022, when the Department announced, “a final extension of the pause on student loan repayment, interest, and collections through December 31, 2022.” The restart of student loan repayments has subsequently been postponed further.
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

The legislation also amended the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” for a description of the 90/10 Rule. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department began in January 2022. In March 2022, the Institutional and Programmatic Eligibility negotiated rulemaking committee reached consensus on changes to the 90/10 Rule. On October 27, 2022, the Department of Education released final 90/10 regulations, which are consistent with the consensus language. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits), in addition to the Title IV programs already covered by the 90/10 Rule. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.
Other legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue), or to eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
Consolidated Appropriations Act, 2021
On December 27, 2020, the President signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the federal government through September 2021, provided additional COVID-related relief, and made a number of U.S. higher education changes.
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
Veterans Health Care and Benefits Improvement Act of 2020
On January 5, 2021, the President signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expanded student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the VA for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any one-month period. Most provisions became effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021, but neither Strayer University nor Capella University sought a waiver.

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
Consolidated Appropriations Act, 2023
In December 2022, the President signed the 2023 Consolidated Appropriations Act. Among other things, the act provides a $500 increase to the maximum Pell Grant, totaling $7,395 for FY 2023-24. The bill also increases funding to Federal Work Study, FSEOG, Federal TRIO programs, and HBCUs and MSIs. Additionally, the bill enacted language that would allow companies to make matching contributions to a retirement account for employees making qualified student loan payments. The bill level funds the Office of Federal Student Aid at $2.03 billion and does not provide new funding for President Biden’s student loan forgiveness plan.
Current Negotiated Rulemaking
On May 26, 2021, the Department first announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for programs authorized under Title IV of the Higher Education Act of 1965, as amended. As part of the notice, the Department suggested the following topics for regulation: change of ownership and change in control of institutions of higher education under 34 CFR § 600.31; certification procedures for participation in Title IV, HEA programs under 34 CFR § 668.13; standards of administrative capability under 34 CFR § 668.16; ability to benefit under 34 CFR § 668.156; borrower defense to repayment under 34 CFR §§ 682.410, 668.411, 685.206, and 685.222; discharges for borrowers with a total and permanent disability under 34 CFR §§ 674.61, 682.402, and 685.213; closed school discharges under 34 CFR §§ 685.214 and 682.402; discharges for false certification of student eligibility under 34 CFR §§ 685.215(a)(1) and 682.402; loan repayment plans under 34 CFR §§ 682.209, 682.215, 685.208, and 685.209; the Public Service Loan Forgiveness program under 34 CFR § 685.219; mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR § 685.300) and associated counseling about such arrangements under 34 CFR § 685.304; financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk; gainful employment (formerly located in 34 CFR subpart Q); and Pell Grant eligibility for prison education programs under 34 CFR part 690. Additionally, the Department invited public input on how it could address, through regulations, gaps in post-secondary outcomes such as retention, completion, loan repayment, and student loan default by race, ethnicity, gender, and other key student characteristics. To support this work, the Department held a series of virtual public hearings in June 2021, as well as accepted written comments. At the virtual public hearings and via written comments, members of the public discussed proposed changes for all of the issues noted above, as well as comments addressing data transparency, including disclosures of outcomes for veteran students. The Department indicated its intention to convene multiple committees, including the Affordability and Student Loans committee and the Institutional and Programmatic Eligibility committee, to engage in negotiated rulemaking in late 2021 and early 2022. See “Affordability and Student Loans Committee” and “Institutional and Programmatic Eligibility Committee” below.
In January 2023, the Department indicated its intention to establish one or more rulemaking committees in 2023 to propose new regulations on distance education, improving the use of deferments and forbearances, third-party servicers and related issues, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs.
Following completion of negotiated rulemaking committee meetings, the Department of Education issues proposed rules for public comment. If the negotiated rulemaking committee reaches consensus on a topic, the Department of Education is bound to propose a rule consistent with the consensus. Following public comment, the Department issues final regulations, which, if published by November 1, would generally take effect July 1 of the following year.
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
On July 1, 2019, the Department of Education updated gainful employment final regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020 (the “2019 Regulations”). Both Strayer University and Capella University implemented the 2019 Regulations early, by means permitted by the Secretary of Education, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Strayer University and Capella University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. On December 8, 2021, the Department announced its intention to establish negotiated rulemaking committees to develop proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking committee sessions occurred January-March 2022, and the Institutional and Programmatic Eligibility committee did not reach consensus on the Gainful Employment topic. The Department has indicated its intention to publish draft Gainful Employment rules in April 2023, which would be effective no earlier than July 2024. We cannot predict what a future gainful employment regulation may include.
Borrower Defenses to Repayment
On September 23, 2019, the Department published final Borrower Defense to Repayment regulations (the “2019 BDTR Rule”), which govern borrower defense to repayment (“BDTR”) claims in connection with loans first disbursed on or after July 1, 2020, the date the 2019 BDTR Rule became effective.
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
On March 11, 2020, the 116th Congress passed a joint resolution providing for Congressional disapproval of the 2019 BDTR Rule. The President vetoed the joint resolution on May 29, 2020, and the House subsequently failed to override the veto during a vote on June 26, 2020.
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
On August 10, 2021, the Department announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking for the Affordability and Student Loans Committee began in October 2021 and concluded in December 2021, with the committee failing to reach consensus on Borrower Defense to Repayment. On October 31, 2022, the Department released final BDTR regulations. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending BDTR claims as of July 1, 2023, instead of various standards based on the date of the borrower’s first loan disbursement; define what kinds of misconduct could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a BDTR claim; establish a reconsideration process for borrowers whose claims are not approved for a full discharge; and create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims. The final rule also sets the expectation that the Department will hold colleges accountable for the cost of discharges, including by establishing a recoupment process separate from the approval of BDTR claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained.
On October 31, 2022, the Department published final rules updating the eligibility criteria for and the process by which borrowers can be eligible to receive a closed school loan discharge. The updated rules allow the Secretary to process automatic closed school discharges and establishes a discharge window of 180 days prior to the school’s closure. The regulation also states that eligible borrowers may receive a discharge if the borrower does not complete either a teach-out or the continuation of their program at another location of the school, and gives the Secretary the authority to adjust the closure date in cases where the institution discontinues the programs in which most borrowers were enrolled. The new regulation is effective July 1, 2023.
Accrediting Agencies and State Authorization
On November 1, 2019, the Department of Education published final rules amending regulations governing the recognition of accrediting agencies, certain student assistance provisions including state authorization rules, and institutional eligibility. Among other changes, the final rules revise the definition of “state authorization reciprocity agreement” such that member states may enforce their own general-purpose state laws and regulations, but may not impose additional requirements related to state authorization of distance education directed at all or a subgroup of educational institutions. The regulations also clarify that state authorization requirements related to distance education courses are based on the state where a student is “located,” as determined by the institution, and not the state of the student’s “residence.” In addition, the final rules remove certain disclosure requirements related to programs offered solely through distance education, and they replace those requirements with certain disclosure requirements applicable to all programs that lead to professional licensure or certification, regardless of the delivery modality of those programs. The Department’s new rules also refine the process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. The final regulations became effective on July 1, 2020, excepting certain provisions which were eligible to be implemented early by institutions, and certain provisions relating to recognition of accrediting agencies effective January 1 and July 1, 2021. In January 2023, the Department indicated its intention to establish one or more negotiated rulemaking committees in 2023 to propose regulations regarding, among other things, accreditation and related issues and state authorization.
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC’s scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary’s decision. Both HLC and Middle States Commission on Higher Education (“Middle States”), the institutional accreditor for Strayer University, have applied for renewal of their recognition by the Department. NACIQI is scheduled to consider their applications in winter 2023 and already has solicited written comments from the public (which were due January 2022).
Distance Education and Innovation
On August 24, 2020, the Department of Education published final rules related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. Among other changes, the final rules established an updated definition of distance education; amended the existing definition of the credit hour; created a definition of academic engagement; and updated eligibility and program design, for programs offered through the direct assessment of learning. The final rules also made operational changes to several financial aid awarding, disbursing and refunding rules, including how aid can be delivered to students enrolled in subscription period programs, such as Capella University’s FlexPath offerings. The final rule became effective July 1, 2021. In January 2023, the Department indicated its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on distance education.
Title IX
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX of the Education Amendments of 1972 (“Title IX”), which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The 2020 final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not obtain its own advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020.
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
Affordability and Student Loans Committee
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification by a school of a student’s eligibility to receive a loan, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility for prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. The Department selected negotiators in September 2021, with negotiations occurring October-December 2021. In December 2021, the Affordability and Student Loans committee reached consensus on four of twelve topics: discharges for false certification of student eligibility, Pell Grant eligibility for prison education programs, discharges for borrowers with total and permanent disability, and interest capitalization. It did not reach consensus on borrower defenses to repayment and other topics. If the negotiated rulemaking committee reaches consensus on a topic, the Department of Education is bound to propose a rule consistent with the consensus.
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
The 90/10 rule’s final regulations include changes to requirements impacting non-Title IV program revenue, and the treatment of “federal education assistance funds” within the calculation. The final regulations indicate that the Secretary of Education will identify via Federal Register notice, the federal agencies and educational assistance funds provided by that agency that will count toward the “90” portion of the 90/10 calculation. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans (veterans education benefits), in addition to the Title IV programs already covered by the 90/10 Rule. The final regulations also include modifications to the criteria for revenue generated from non-Title IV programs, allowing institutions to count funds as non-Federal revenue only for programs that: (1) do not include any courses offered in an eligible program that is provided by the institution; (2) are provided by the institution and taught by one of the institution’s instructors; and (3) are located at the institution’s main campus, one of its approved additional locations, at another school facility approved by the appropriate State agency or accrediting agency, or at an employer facility. In the preamble to the final 90/10 regulations and in subsequent sub-regulatory guidance, the Department indicated that non-Title IV programs that are offered in part or in whole through distance education are not eligible to be included in the “10” portion of the calculation. The final regulations establish new disclosure requirements for institutions that fail the 90/10 rule, including a student notification requirement, and clarify reporting requirements and liabilities for institutions that lose access to Title IV because of failing the 90/10 calculation. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.
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
Student Loan Relief
On August 24, 2022, the Department announced that it would provide student loan relief to eligible borrowers to address financial hardships in connection with the COVID-19 pandemic. Under the relief measures, up to $10,000 in student debt will be forgiven for individual borrowers earning less than $125,000 or married couples or heads of household earning less than $250,000, and up to $20,000 will be forgiven for such borrowers who formerly received Pell Grants. In a memorandum prepared by the Department’s General Counsel, the Department stated that it has interpreted provisions of the Higher Education Relief Opportunities for Students Act of 2003 to authorize the Secretary to exercise broad discretion in granting student loan relief. Since the Department’s student loan relief announcement, multiple lawsuits have been filed against the Department challenging its authority to grant such relief. The U.S. Supreme Court has granted petitions to review injunctions issued by two federal courts that blocked implementation of the Department’s student loan relief program, with oral arguments scheduled for February 28, 2023. We cannot predict the outcome of these lawsuits. On November 22, 2022, the Department announced further extension of the pause on student loan repayment and noted that payments will resume 60 days following implementation of the relief program or resolution of the litigation. If the Department has not implemented the relief program or the litigation has not resolved by June 30, 2023, the Department has stated that payments would resume 60 days thereafter.
On January 10, 2023, the Department proposed regulations to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. Among other things, the proposed regulation would revise the Revised Pay As You Earn (REPAYE) regulations, eliminate negative amortization, and offer $0 monthly payments for any individual borrower who makes less than roughly $30,600 annually and any borrower in a family of four who makes less than about $62,400. The Department accepted public comments on the proposal for 30 days.
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
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella University must apply for and receive approval from the Department in connection with new locations or the addition of new Title IV-eligible educational programs. Capella University filed its application for recertification in advance of the September 30, 2022 deadline and, consistent with Department of Education practice, continues to offer federal financial aid under a Provisional Program Participation Agreement, until the Department addresses the recertification application.
Office of Enforcement
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against post-secondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Department announced the Office of Enforcement would comprise four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) is a U.S. government agency established to protect the interests of consumers in their dealings with banks, lenders and other financial institutions. On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice and informed the CFPB that it completed the remedial actions in the allotted thirty days. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, SEI is cooperating with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022. The examination started on June 13, 2022. Fieldwork concluded on August 5, 2022. On September 12, 2022, the CFPB informed the Company of a preliminary finding related to a product that is no longer utilized, and invited the Company’s response. The Company timely responded to the CFPB’s letter, disagreeing with the preliminary finding and noting that the product to which it related is no longer utilized. On November 29, 2022, the CFPB informed the Company that, within 90 days, it should remediate the finding for any impacted students, and it identified areas for the Company to address to ensure regulatory compliance. The Company has taken remedial action and responded to the CFPB within the 90-day deadline.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2022, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2022, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors and executive officers:

Name	Age	Position
Directors:
Robert S. Silberman	65	Executive Chairman
Dr. Charlotte F. Beason	75	Director
Rita D. Brogley	57	Director
Dr. John T. Casteen III	79	Presiding Lead Independent Director
J. Kevin Gilligan	68	Director
Robert R. Grusky	65	Director
Jerry L. Johnson	52	Director
Karl McDonnell	57	Director, Chief Executive Officer
Dr. Michael A. McRobbie	72	Director
William J. Slocum	45	Director
Michael J. Thawley	72	Director
G. Thomas Waite, III	71	Director

Executive Officers:
Daniel W. Jackson	48	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	48	Senior Vice President and General Counsel
Christa E. Hokenson	52	Senior Vice President, Chief Human Resources Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. Mr. Silberman was named Executive Chairman of the Board in 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Since 2014, he has served as a Managing Director of Equity Group Investments. He also serves as the Chairman of the Board of Directors of Par Pacific Holdings, and served on the Board of Directors of Twenty-First Century Fox, Inc. from 2013 to 2019 and as lead director of the Board of Covanta Holding Company from 2016 to 2021. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
Dr. Charlotte F. Beason is a consultant in education and health care administration. She was Executive Director of the Kentucky Board of Nursing from 2005 to 2012. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing). From 1988 to 2004, Dr. Beason was with the Department of Veterans Affairs, first as Director of Health Professions Education Service and the Health Professional Scholarship Program, and then as Program Director, Office of Nursing Services. Dr. Beason has served on our Board since 1996 and is a member of the Nominating Committee. She is also Chairwoman of the Strayer University Board of Trustees, and serves on the Board of Trustees of Berea College. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.
Ms. Rita D. Brogley is an experienced executive and entrepreneur in both early stage and large public companies. From 2016 to 2019, Ms. Brogley was the Head of Global Enterprise Partnerships for Facebook’s Messaging Platforms. Prior to that, Ms. Brogley served as President and CEO of MyBuys, a marketing technology company, from 2012 until its merger with Magnetic in 2015. From 2008 to 2011, Ms. Brogley was the CEO of Amadesa, a technology provider of website testing and optimization, and from 2000 to 2002, she served as the President and CEO of Moxi Digital, a digital home software and hardware company. Ms. Brogley served as Director of Business Development and Marketing Europe for Microsoft TV from

1997 to 2000 and was a management consultant with Bain and Company from 1995 to 1997. Ms. Brogley presently serves on the Board of Trinity Health, a healthcare system with headquarters in Michigan, and is the Chair of its Audit Committee, and on the Board of Narvar, Inc. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is the Chair of the Compensation Committee of the Board. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and a master’s degree in business administration from the Harvard Business School.
Dr. John T. Casteen III is the President Emeritus and a retired University Professor and Professor of English at the University of Virginia, where he taught courses in literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen served on the board of directors of Altria Group, Inc. from 2010 to 2022. Dr. Casteen has been a member of the Board since 2011, and is the Chair of the Nominating Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia. Dr. Casteen presently serves as the Presiding Lead Independent Director.
Mr. J. Kevin Gilligan served as the Chief Executive Officer and a member of the Board of Directors of Capella Education Company beginning in March 2009, and was appointed the Chairman of the Board of Capella Education Company in February 2010, positions he held until being appointed as Executive Vice Chairman of the Board of Strategic Education, Inc. on August 1, 2018. Mr. Gilligan resigned as an executive of the Company on August 1, 2019 and continued to serve as Vice Chairman of the Board until November 2022. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board for ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. Mr. Gilligan also served as President of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan holds a bachelor’s degree in economics from Boston College.
Mr. Robert R. Grusky is the Founder and has been the Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000, was a Principal and Member from 2000 to 2005, and a Senior Advisor from 2005 to 2019, and has served as a member of the Executive Leadership Council since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. Mr. Grusky has served on our Board since 2001, and is on the Audit Committee. He holds a bachelor’s degree in history from Union College and an MBA from Harvard Business School.
Mr. Jerry L. Johnson currently serves as a Partner at the Halifax Group, a private investment company, and has worked with Halifax Group as an Operating Executive since 2020. Mr. Johnson was previously Senior Vice President of Strategy, Corporate Development and Investor Relations at EnPro Industries, a manufacturer of proprietary engineered products. Mr. Johnson is a founding member and previously served as a Partner at RLJ Equity Partners since 2007. His career also includes service as a White House Fellow, and as a management consultant at McKinsey & Company. Mr. Johnson previously served on the Board of Directors of Command Security Corporation from 2017 through February of 2019. Mr. Johnson graduated from the University of Tennessee with a bachelor’s degree in chemical engineering, holds an MBA from Harvard Business School, and serves on The Council of Foreign Relations. Mr. Johnson has served on our Board since January 2021, and serves on the Compensation Committee.
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
Dr. Michael A. McRobbie serves as University Chancellor, President Emeritus, and University Professor at Indiana University (IU). He previously served as the 18th President of IU, one of the largest universities in the U.S., from July 1, 2007 until his retirement on June 30, 2021. Dr. McRobbie served as a vice chair of the board of directors of Indiana University Health System until his retirement from IU. Dr. McRobbie joined the Board in July of 2021 and serves on the Compensation Committee. A native of Australia, Dr. McRobbie holds a bachelor of arts degree with first class honors from the University of Queensland, and a Ph.D. from Australian National University.
Mr. William J. Slocum is a partner of Inclusive Capital Partners, L.P., an investment manager founded in 2020 focused on companies solving environmental and social challenges through for-profit business models. Mr. Slocum has served as a director of Ingevity Corporation since 2022. Previously, he was a portfolio manager at Golden Gate Capital, which he joined in 2011. Mr. Slocum led public-equity investments for the Golden Gate Capital Opportunity Fund and for the Emerald Gate Equities Portfolio, employing a concentrated, long-term approach across the firm’s industry verticals. In addition to his portfolio management role, he served on Golden Gate Capital’s private-equity investment review committee, and on the board of managers and compensation committee of Williston Financial Group, a title insurance and real-estate technology company licensed in 49 states. Prior to joining Golden Gate Capital, Mr. Slocum worked as a vice president at ValueAct Capital Management. Before ValueAct, Mr. Slocum worked in private equity at Parthenon Capital Partners and in strategy consulting at Bain & Company. Mr. Slocum was elected to the Board in April 2021 and serves on the Audit Committee. Mr. Slocum earned a BA in economics and graduated magna cum laude from Williams College, where he was inducted into Phi Beta Kappa, and he earned an MBA, with distinction, from Harvard Business School.
Mr. Michael J. Thawley most recently served as Vice Chairman of Capital Group International, part of Capital Group Companies, which is a fund management company with over $2 trillion under active management, having retired from that position on August 31, 2022. He continues to serve as Vice Chairman of Capital International Fund. He previously held several senior positions in the Australian government, including Secretary of the Department of the Prime Minister and Cabinet from 2014 through 2016. He served as Australia’s ambassador to the United States from 2000 to 2005. Mr. Thawley entered the Australian foreign service in 1972 and served at embassies throughout the world. Mr. Thawley was born in London and was educated at Australian National University and Surrey University. He was appointed an officer in the Order of Australia in 2006 for services advancing Australia’s strategic and economic interests. He has served on the Board since September 2022 and serves on the Nominating Committee.
Mr. G. Thomas Waite, III, now retired, was the Treasurer and Chief Financial Officer of the Humane Society of the United States from 1997 until January 2020. Prior to that, he served as Controller beginning in 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is Chair of the Audit Committee, and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant, and a Chartered Global Management Accountant. Mr. Waite has extensive experience as a leader in philanthropy and the non-profit sector, which is the Company’s indispensable partner in fulfilling our mission of providing quality education to working adults.
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
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” and “Code of Ethics” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2022.
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2022.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2022.
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

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 16, 1996).

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

10.7†
Amended and Restated Employment Agreement, dated as of April 24, 2014, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2014).

10.8†
Amended and Restated Employment Agreement, dated as of April 24, 2014, between Strayer Education, Inc. and Karl McDonnell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2014).

10.9†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).

10.10†	First Amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 14, 2022).

10.11†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2019).

10.12†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2019).

10.13†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (2021) (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2021).

10.14†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (2021) (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2021).

10.15†
Capella Education Company 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to Capella Education Company’s definitive proxy statement for its 2014 annual meeting of shareholders filed with the Commission on March 24, 2014).

10.16†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2019).

10.17†
Form of Restricted Stock Award Agreement — Non-Employee Director — under the Capella Education Company 2014 Equity Compensation Plan (2021) (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2021).

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
Date: February 27, 2023

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman	February 27, 2023
Robert S. Silberman

/s/ Karl McDonnell	Chief Executive Officer and Director	February 27, 2023
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 27, 2023
Daniel W. Jackson	(Principal Financial Officer)

/s/ Tal Darmon	Chief Accounting Officer	February 27, 2023
Tal Darmon	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 27, 2023
Charlotte F. Beason

/s/ Rita D. Brogley	Director	February 27, 2023
Rita D. Brogley

/s/ John T. Casteen, III	Director	February 27, 2023
John T. Casteen, III

/s/ J. Kevin Gilligan	Director	February 27, 2023
J. Kevin Gilligan

/s/ Robert R. Grusky	Director	February 27, 2023
Robert R. Grusky

/s/ Jerry L. Johnson	Director	February 27, 2023
Jerry L. Johnson

/s/ Michael A. McRobbie	Director	February 27, 2023
Michael A. McRobbie

/s/ William J. Slocum	Director	February 27, 2023
William J. Slocum

/s/ Michael J. Thawley	Director	February 27, 2023
Michael J. Thawley

/s/ G. Thomas Waite, III	Director	February 27, 2023
G. Thomas Waite, III