Form 10-Q
period 2023-03-31
Strategic Education, Inc.
filed 2023-04-28
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 14, 2023, there were outstanding 24,591,375 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$213,667	$202,824
Marketable securities	9,156	24,490
Tuition receivable, net	62,953	71,860
Assets held for sale	—	3,793
Other current assets	43,285	54,046
Total current assets	329,061	357,013
Property and equipment, net	132,845	124,298
Right-of-use lease assets	125,248	120,533
Marketable securities, non-current	13,123	12,699
Intangible assets, net	260,541	256,715
Goodwill	1,251,277	1,243,330
Other assets	49,652	51,180
Total assets	$2,161,747	$2,165,768

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,588	$93,147
Income taxes payable	6,989	2,371
Contract liabilities	88,488	122,984
Lease liabilities	23,879	23,207
Total current liabilities	209,944	241,709
Long-term debt	101,396	101,344
Deferred income tax liabilities	34,605	36,338
Lease liabilities, non-current	134,006	131,908
Other long-term liabilities	46,006	44,040
Total liabilities	525,957	555,339
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,402,891 and 24,591,375 shares issued and outstanding at December 31, 2022 and March 31, 2023, respectively	244	246
Additional paid-in capital	1,510,924	1,511,590
Accumulated other comprehensive loss	(35,068)	(44,300)
Retained earnings	159,690	142,893
Total stockholders’ equity	1,635,790	1,610,429
Total liabilities and stockholders’ equity	$2,161,747	$2,165,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	For the three months ended March 31,
	2022	2023
Revenues	$258,855	$256,606
Costs and expenses:
Instructional and support costs	144,624	152,938
General and administration	94,784	95,465
Amortization of intangible assets	3,738	3,532
Merger and integration costs	410	425
Restructuring costs	1,858	5,595
Total costs and expenses	245,414	257,955
Income (loss) from operations	13,441	(1,349)
Other income (expense)	(1,171)	398
Income (loss) before income taxes	12,270	(951)
Provision for income taxes	5,241	1,077
Net income (loss)	$7,029	$(2,028)
Earnings (loss) per share:
Basic	$0.29	$(0.09)
Diluted	$0.29	$(0.09)
Weighted average shares outstanding:
Basic	23,948	23,430
Diluted	24,114	23,430
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended March 31,
	2022	2023
Net income (loss)	$7,029	$(2,028)
Other comprehensive income (loss):
Foreign currency translation adjustment	20,499	(9,340)
Unrealized gains (losses) on marketable securities, net of tax	(517)	108
Comprehensive income (loss)	$27,011	$(11,260)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	5,068	—	—	5,068
Issuance of restricted stock, net	437,946	5	(2,749)	—	—	(2,744)
Repurchase of common stock	(66,502)	(1)	(3,960)	—	—	(3,961)
Common stock dividends ($0.60 per share)	—	—	—	(15,051)	—	(15,051)
Foreign currency translation adjustment	—	—	—	—	20,499	20,499
Unrealized losses on marketable securities, net of tax	—	—	—	—	(517)	(517)
Net income	—	—	—	7,029	—	7,029
Balance at March 31, 2022	24,963,542	$250	$1,528,328	$166,550	$29,185	$1,724,313

	For the three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	5,632	—	—	5,632
Exercise of stock options, net	1,322	—	55	—	—	55
Issuance of restricted stock, net	187,162	2	(5,021)	—	—	(5,019)
Common stock dividends ($0.60 per share)	—	—	—	(14,769)	—	(14,769)
Foreign currency translation adjustment	—	—	—	—	(9,340)	(9,340)
Unrealized gains on marketable securities, net of tax	—	—	—	—	108	108
Net loss	—	—	—	(2,028)	—	(2,028)
Balance at March 31, 2023	24,591,375	$246	$1,511,590	$142,893	$(44,300)	$1,610,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2022	2023
Cash flows from operating activities:
Net income (loss)	$7,029	$(2,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	138	138
Amortization of investment discount/premium	15	3
Depreciation and amortization	16,272	14,651
Deferred income taxes	(4,955)	1,872
Stock-based compensation	5,068	5,632
Impairment of right-of-use lease assets	—	3,649
Changes in assets and liabilities:
Tuition receivable, net	(12,669)	(8,892)
Other assets	(6,374)	(10,891)
Accounts payable and accrued expenses	2,972	1,831
Income taxes payable and income taxes receivable	9,660	(4,613)
Contract liabilities	41,012	34,035
Other liabilities	(1,573)	(145)
Net cash provided by operating activities	56,595	35,242

Cash flows from investing activities:
Purchases of property and equipment	(9,686)	(8,270)
Purchases of marketable securities	—	(17,103)
Proceeds from marketable securities	1,100	1,960
Proceeds from other investments	—	457
Other investments	(175)	(118)
Cash paid for acquisition, net of cash acquired	—	(211)
Net cash used in investing activities	(8,761)	(23,285)

Cash flows from financing activities:
Common dividends paid	(15,018)	(14,755)
Net payments for stock awards	(2,849)	(4,964)
Repurchase of common stock	(3,961)	—
Net cash used in financing activities	(21,828)	(19,719)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,097	(887)
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,103	(8,649)
Cash, cash equivalents, and restricted cash — beginning of period	279,212	227,454
Cash, cash equivalents, and restricted cash — end of period	$307,315	$218,805
Non-cash transactions:
Non-cash additions to property and equipment	$5,111	$1,447
Right-of-use lease assets obtained in exchange for operating lease liabilities	$418	$5,124
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
All information as of March 31, 2022 and 2023, and for the three months ended March 31, 2022 and 2023 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Amortization of intangible assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”).
Merger and integration costs include integration expenses associated with the Company’s merger with Capella Education Company and the Company’s acquisition of ANZ.
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, as well as early lease termination costs and impairments of right-of-use lease assets and fixed assets associated with vacating leased space in connection with the Company’s restructuring plans. See Note 4 for additional information.

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
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled), in the unaudited condensed consolidated statements of income (loss).
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.4 million and $1.5 million of these unpaid obligations as of December 31, 2022 and March 31, 2023, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2022 and March 31, 2023, the Company had approximately $11.9 million and $14.0 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2022 and 2023 (in thousands):

	As of March 31,
	2022	2023
Cash and cash equivalents	$293,419	$202,824
Restricted cash included in other current assets	13,396	15,481
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$307,315	$218,805
Marketable Securities
Investments in marketable securities are carried at either amortized cost or fair value. Investments in marketable securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in marketable securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as either held-to-maturity or available-for-sale.
The Company’s available-for-sale marketable securities consist of tax-exempt municipal securities and corporate debt securities, which are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Tuition receivable	$110,066	$117,146
Allowance for credit losses	(47,113)	(45,286)
Tuition receivable, net	$62,953	$71,860
Approximately $2.7 million and $2.5 million of tuition receivable, net, are included in other assets as of December 31, 2022 and March 31, 2023, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three months ended March 31, 2022 and 2023 (in thousands).

	For the three months ended March 31,
	2022	2023
Allowance for credit losses, beginning of period	$48,783	$47,113
Additions charged to expense	7,217	9,654
Write-offs, net of recoveries	(11,108)	(11,481)
Allowance for credit losses, end of period	$44,892	$45,286
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
Over the last several years, the Company has been evaluating its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. One facility identified is an owned U.S. Higher Education campus, which the Company began marketing for sale in the fourth quarter of 2022. The long-lived assets being marketed for sale consist of land, buildings, and building improvements. The Company determined that it met all of the criteria to classify these assets as held for sale as of March 31, 2023. No impairment charge was recorded as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based upon the anticipated sales price of these assets. Upon close, the Company will record any gain related to the sale of these assets in its consolidated statements of income (loss).
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,402,891 and 24,591,375 shares were issued and outstanding as of December 31, 2022 and March 31, 2023, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2023, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 13, 2023.
Net Income (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock options, restricted stock, and restricted stock units are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2023 (in thousands):

	For the three months ended March 31,
	2022	2023
Weighted average shares outstanding used to compute basic earnings (loss) per share	23,948	23,430
Incremental shares issuable upon the assumed exercise of stock options	2	—
Unvested restricted stock and restricted stock units	164	—
Shares used to compute diluted earnings (loss) per share	24,114	23,430

Anti-dilutive shares excluded from the diluted earnings (loss) per share calculation	420	593
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2022 and March 31, 2023, the balance of accumulated other comprehensive loss was $35.1 million, net of tax of $0.1 million and $44.3 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income (loss) for the three months ended March 31, 2022 and 2023.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2022 and 2023 (in thousands):

	For the three months ended March 31,
	2022	2023
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$187,355	$188,780
Other(1)	8,411	8,115
Total U.S. Higher Education Segment	195,766	196,895
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	47,536	40,422
Other(1)	976	1,081
Total Australia/New Zealand Segment	48,512	41,503
Education Technology Services Segment(2)	14,577	18,208
Consolidated revenue	$258,855	$256,606
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
Contract Liabilities – Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate or graduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s or master’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $18.9 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the three months ended March 31,
	2022	2023
Balance at beginning of period	$52,024	$46,842
Revenue deferred	4,368	4,652
Benefit redeemed	(5,182)	(5,574)
Balance at end of period	$51,210	$45,920
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
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities related to the 2020 restructuring plan during the three months ended March 31, 2022 (in thousands):

2020 Restructuring Plan
Balance at December 31, 2021	$1,612
Restructuring and other charges	1,462
Payments	(2,382)
Balance at March 31, 2022	$692
The final severance payments under the 2020 restructuring plan were made in the third quarter of 2022.
From time to time, the Company also incurs severance and other employee separation costs related to reduction in force actions that are not tied to a formal restructuring plan. During the first quarter of 2023, the Company incurred severance and other employee separation costs related to involuntary employee terminations due to the elimination of certain positions. As a result, the Company recorded $2.3 million of severance and other employee separation charges during the three months ended March 31, 2023. Substantially all severance charges related to this action were paid during the first quarter of 2023.
The Company has also been evaluating its owned and leased real estate portfolio, which has resulted in the consolidation and sale of underutilized facilities. During the three months ended March 31, 2023, the Company recorded right-of-use lease asset charges of approximately $3.6 million related to facilities that were consolidated during the quarter. There were no right-of-use lease asset charges during the three months ended March 31, 2022. The Company recorded fixed asset impairment charges of approximately $0.2 million during the three months ended March 31, 2022. There were no fixed asset impairment charges recorded during the three months ended March 31, 2023. All severance and other employee separation charges and right-of-use lease asset and fixed asset impairment charges are included in Restructuring costs on the unaudited condensed consolidated statements of income (loss).

5. Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of March 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$14,793	$2	$(400)	$14,395
Corporate debt securities	6,237	—	(170)	6,067
Total available-for sale securities	$21,030	$2	$(570)	$20,462

Held-to-maturity securities:
Term deposits	$16,727	$—	$—	$16,727
The following is a summary of available-for-sale securities as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$15,852	$2	$(507)	$15,347
Corporate debt securities	7,140	—	(208)	6,932
Total	$22,992	$2	$(715)	$22,279
The Company had no held-to-maturity securities as of December 31, 2022.
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2022 and March 31, 2023 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2023, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $19.5 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three months ended March 31, 2022 and 2023. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022		March 31, 2023
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$9,156	$—	$7,763	$16,727
Due after one year through three years	13,123	—	12,699	—
Total	$22,279	$—	$20,462	$16,727
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three months ended March 31, 2022 and 2023 (in thousands):

	For the three months ended March 31,
	2022	2023
Maturities of marketable securities	$1,100	$1,960
Sales of marketable securities	—	—
Total	$1,100	$1,960
The Company did not record any gross realized gains or losses in net income (loss) during the three months ended March 31, 2022 and March 31, 2023.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of March 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$100,323	$100,323	$—	$—
Available-for-sale securities:
Tax-exempt municipal securities	14,395	—	14,395	—
Corporate debt securities	6,067	—	6,067	—
Total assets at fair value on a recurring basis	$120,785	$100,323	$20,462	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$217	$217	$—	$—
Available-for-sale securities:
Tax-exempt municipal securities	15,347	—	15,347	—
Corporate debt securities	6,932	—	6,932	—
Total assets at fair value on a recurring basis	$22,496	$217	$22,279	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2022 and March 31, 2023 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
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
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2022 and 2023.

Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2022 are as follows (in thousands):

As of March 31, 2022
Balance as of the beginning of period	$658
Amounts paid	(658)
Other adjustments to fair value	—
Balance at end of period	$—
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2023 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2022	$632,075	$519,202	$100,000	$1,251,277
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(7,947)	—	(7,947)
Adjustments to prior acquisitions	—	—	—	—
Balance as of March 31, 2023	$632,075	$511,255	$100,000	$1,243,330
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2023 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three months ended March 31, 2022 and 2023.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,185	$(191,125)	$9,060	$200,107	$(193,862)	$6,245
Not subject to amortization
Trade names	251,481	—	251,481	250,470	—	250,470
Total	$451,666	$(191,125)	$260,541	$450,577	$(193,862)	$256,715
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $2.9 million and $2.7 million for the three months ended March 31, 2022 and 2023, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2023 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three months ended March 31, 2022 and 2023.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Prepaid expenses	$19,073	$27,650
Restricted cash	13,287	15,481
Cloud computing arrangements	7,859	7,587
Other	3,066	3,328
Other current assets	$43,285	$54,046
9. Other Assets
Other assets consist of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Prepaid expenses, net of current portion	$18,192	$17,975
Equity method investments	13,879	14,874
Cloud computing arrangements, net of current portion	7,507	9,032
Other investments	3,396	2,806
Tuition receivable, net, non-current	2,673	2,539
Other	4,005	3,954
Other assets	$49,652	$51,180
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2022 and March 31, 2023, $17.7 million and $17.3 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.6 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2022 and 2023 (in thousands):

	For the three months ended March 31,
	2022	2023
Limited partnership investments, beginning of period	$15,582	$13,879
Capital contributions	—	118
Pro-rata share in the net income (loss) of limited partnerships	(313)	877
Distributions	(1,382)	—
Limited partnership investments, end of period	$13,887	$14,874

Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Other Investments
The Company holds investments in education technology start-ups focused on transformational technologies that improve student success. These investments are accounted for at cost less impairment as they do not have readily determinable fair value.
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Trade payables	$45,826	$54,497
Accrued compensation and benefits	32,608	28,330
Accrued student obligations and other	12,154	10,320
Accounts payable and accrued expenses	$90,588	$93,147
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
The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2023.
As of December 31, 2022 and March 31, 2023, the Company had approximately $101.4 million and $101.3 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.4 million and $3.3 million was denominated in Australian dollars as of December 31, 2022 and March 31, 2023, respectively.
During the three months ended March 31, 2022 and 2023, the Company paid $0.4 million and $2.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Contract liabilities, net of current portion	$36,540	$34,881
Asset retirement obligations	6,283	5,966
Other	3,183	3,193
Other long-term liabilities	$46,006	$44,040
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2022 and 2023 (in thousands):

	For the three months ended March 31,
	2022	2023
Instructional and support costs	$1,607	$1,866
General and administration	3,461	3,766
Stock-based compensation expense included in operating expense	5,068	5,632
Tax benefit	1,334	1,479
Stock-based compensation expense, net of tax	$3,734	$4,153
During the three months ended March 31, 2022 and 2023, the Company recognized shortfall tax impacts of approximately $1.3 million and $1.4 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the three months ended March 31, 2022 and 2023, the Company recorded income tax expense of $5.2 million and $1.1 million, respectively. Income tax expense for the three months ended March 31, 2022 and 2023 include shortfall tax impacts of approximately $1.3 million and $1.4 million, respectively, related to share-based payment arrangements.
The Company had $0.9 million of unrecognized tax benefits as of December 31, 2022 and March 31, 2023. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income (loss).

The Company paid $0.5 million and $3.8 million in income taxes during the three months ended March 31, 2022 and 2023, respectively.
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
A summary of financial information by reportable segment for the three months ended March 31, 2022 and 2023 is presented in the following table (in thousands):

	For the three months ended March 31,
	2022	2023
Revenues
U.S. Higher Education	$195,766	$196,895
Australia/New Zealand	48,512	41,503
Education Technology Services	14,577	18,208
Consolidated revenues	$258,855	$256,606
Income (loss) from operations
U.S. Higher Education	$15,483	$9,589
Australia/New Zealand	(749)	(7,182)
Education Technology Services	4,713	5,796
Amortization of intangible assets	(3,738)	(3,532)
Merger and integration costs	(410)	(425)
Restructuring costs	(1,858)	(5,595)
Consolidated income (loss) from operations	$13,441	$(1,349)

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
On April 20, 2021, Capella University received a letter from the Department of Education referencing Wright, et al. v. Capella Education Co., et al. (subsequently captioned Ornelas, et al. v. Capella, et al.), United States District Court for the District of Minnesota, Case No. 18-cv-1062, and indicating that the Department would require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella University. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella University subsequently received approximately 500 applications for borrower defense to repayment. Capella University contested each claim for defense to repayment in individualized responses with supporting evidence, the last of which was sent to the Department in August 2021. Since that time, Capella University has not received any communication from the Department related to the set of borrower defense claims received in 2021, nor has Capella University received indication that any of these claims has been evaluated on the facts presented and adjudicated on the merits.
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement would also provide certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. The Sweet settlement received preliminary court approval on August 4, 2022. A joint motion for final approval was filed on September 22, 2022, which multiple intervening higher education institutions and companies opposed. Following a fairness hearing, the court granted final approval of the settlement on November 16, 2022. Intervenors appealed the court’s order and moved to stay the court’s final judgment approving the settlement pending resolution of the appeal. Intervenors’ attempts to stay the judgment pending full consideration of appeal have been denied.
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
17.    Regulation
Our higher education institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition, and results of operations. Other than as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2022.
United States Regulation
CARES Act
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the CARES Act suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. Through a series of administrative actions, student loan relief has been extended, including on November 22, 2022, when the Department announced an extension to “alleviate uncertainty for borrowers” as the U.S. Supreme Court prepared to decide the legality of broad debt relief. In that announcement, the Department indicated that payments will resume 60 days after the Department is permitted to implement the program or the litigation is resolved. If the litigation has not been resolved by June 30, 2023, payments will resume 60 days after that. The U.S. Supreme Court heard oral arguments on February 28, 2023 and has yet to issue a decision.
American Rescue Plan Act of 2021
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. Among other things, the legislation amended the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the 90/10 Rule. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department began in January 2022. In March 2022, the Institutional and Programmatic Eligibility negotiated rulemaking committee reached consensus on changes to the 90/10 Rule. On October 27, 2022, the Department of Education released final 90/10 regulations, which are consistent with the consensus language. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary of Education. On December 20, 2022, the Department published guidance indicating that non-Title IV eligible programs offered in part or in whole via distance education are not eligible to be counted in the “10” side of the ratio calculation. On December 21, 2022, the Department released a non-exhaustive list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits), in addition to the Title IV programs already covered by the 90/10 Rule. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.
Current Negotiated Rulemaking
In January 2023, the Department indicated its intention to establish one or more rulemaking committees in 2023 to propose new regulations on distance education, improving the use of deferments and forbearances, third-party servicers and related issues, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. The Department invited interested parties to comment on the topics suggested by the Department at three public hearings held from April 11-13, 2023. The Department also accepted written comments through April 24, 2023.
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
Borrower Defenses to Repayment
On March 16, 2022, Federal Student Aid (“FSA”) announced that it is monitoring complaints and borrower defense to repayment (“BDTR”) applications from veterans, service members and their family members who report claims of deceptive recruitment and enrollment practices, including misrepresentations related to cost, financing, and application of military and veteran benefits. The Department indicated that it will seek all appropriate corrective measures pursuant to the BDTR regulations if it finds that an institution has engaged in substantial misrepresentation or fraudulent conduct, and that it will share information and complaints with the Department of Defense and Department of Veterans Affairs.
On March 14, 2023, the Department of Education announced that the Office of Enforcement of FSA will use “secret shoppers” to monitor post-secondary institutions’ compliance with the laws and regulations governing participation in federal student aid programs. The Department indicated that secret shoppers will evaluate recruitment, enrollment, financial aid, and other practices of post-secondary institutions to help identify potentially deceptive or predatory practices used to recruit and enroll students. The Department noted that findings from secret shopping may serve as evidence in ongoing investigations and reviews or serve as the basis for opening new investigations and reviews. The Department further noted that, where appropriate and permissible, FSA may refer secret shopping findings to other offices within the Department, as well as other state and federal enforcement agencies.
Accrediting Agencies and State Authorization
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC’s scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary’s decision. Both HLC and Middle States Commission on Higher Education (“Middle States”), the institutional accreditor for Strayer University, have applied for renewal of their recognition by the Department. Both Middle States and HLC appeared before NACIQI in February-March 2023 as part of the recognition process. NACIQI voted to recommend renewal of recognition for five years in the case of both HLC and Middle States. The Senior Department Official will review NACIQI’s recommendations and make final determinations on agency recognition within 90 days of the NACIQI meeting.
State Authorization Reciprocity Agreement (SARA)
Strayer University and Capella University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would significantly alter the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments are accepted through May 17, 2023. NC-SARA’s four regional compacts and the NC-SARA board of directors will vote on each proposal presented by September 1, 2023, and October 25, 2023, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including the proposal to alter standards or to eliminate the ability of for-profit institutions to participate in the agreements, could have a material adverse effect on Strayer University, Capella University, and the Company.
Title IX
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminate the requirement for live hearings at the post-secondary level. The public comment period on the proposed rule ended on September 12, 2022, and the Department has indicated its intention to publish a final Title IX rule in May 2023. When the Department publishes the final Title IX rule, it will indicate an effective date.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. On February 15, 2023 the Department released a Dear Colleague Letter (“DCL”) (GEN 23-03) with updated guidance expanding the definition of third-party servicers and covered activities to include vendors providing student recruitment and retention services, software products and services related to Title IV administration activities, and educational content and instruction, initially requiring institutions to be in compliance with the new guidance by May 1, 2023. On February 28, 2023, the Department extended the effective date of the updated guidance and reporting requirements from May 1, 2023 to September 1, 2023. On April 11, 2023, the Department again delayed the effective date until six months after the Department publishes a new, revised final guidance letter on the topic. Until that time, DCLs GEN 12-08, GEN 15-01, and GEN 16-15 (as amended by the March 8, 2017, electronic announcement) remain in effect. Additionally, in March 2023, the Department indicated via Federal Register publication its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on third-party servicers and related issues. There is also litigation challenging the Department’s guidance because the Department did not use the negotiated rulemaking process; the complaint was filed on April 4, 2023.

Program Participation Agreement
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjected Capella University to certain requirements during the period of provisional certification, including that Capella University must apply for and receive approval from the Department in connection with new locations or the addition of new Title IV-eligible educational programs. Capella University filed its application for recertification in advance of the September 30, 2022 deadline, and on April18, 2023, Capella University and the Department of Education executed a fully certified Program Participation Agreement, approving Capella University’s continued participation in Title IV programs through September 30, 2025.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022.
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking and other action by the Department or other governmental entities, including without limitation action related to borrower defense to repayment applications, and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Segments Overview
As of March 31, 2023, we had the following reportable segments:
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
•In the first quarter of 2023, USHE enrollment increased 2.3% to 79,935 compared to 78,172 for the same period in 2022.
•Trailing 4-quarter student persistence within USHE was 87.4% in the fourth quarter of 2022 compared to 86.8% for the same period in 2021. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
86.5%	87.0%	86.9%	86.8%	87.1%	87.3%	87.7%	87.4%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 6.2% as of the end of the fourth quarter of 2022. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
(15.1)%	(17.2)%	(15.1)%	(11.3)%	(8.1)%	(6.4)%	(5.3)%	(6.2)%
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
•In the first quarter of 2023, employer affiliated enrollment as a percentage of USHE enrollment was 26.3% compared to 23.0% for the same period in 2022.
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
•In the first quarter of 2023, Australia/New Zealand enrollment decreased 6.3% to 19,269 compared to 20,575 for the same period in 2022.
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
Revenue recognition — Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the three months ended March 31, 2023 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate or graduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s or master’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2023, we had deferred $45.9 million for estimated redemptions earned under the Graduation Fund, as compared to $46.8 million at December 31, 2022. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2023, our bad debt expense was 3.8% of revenue, compared to 2.8% for the same period in 2022. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2023 would have changed our income (loss) from operations by approximately $1.2 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2023 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three month periods ended March 31, 2023.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three month periods ended March 31, 2023.
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
Results of Operations
In the first quarter of 2023, we generated $256.6 million in revenue compared to $258.9 million in 2022. Our loss from operations was $1.3 million for the first quarter of 2023 compared to income from operations of $13.4 million in 2022, principally due to lower earnings in the USHE segment, higher losses in the ANZ segment, and higher restructuring costs. Net loss in the first quarter of 2023 was $2.0 million compared to net income of $7.0 million for the same period in 2022. Diluted loss per share was $0.09 compared to diluted earnings per share of $0.29 for the same period in 2022.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues. Consolidated revenue decreased to $256.6 million in the first quarter of 2023, compared to $258.9 million in the same period in the prior year, primarily due to timing of ANZ academic term start dates and unfavorable foreign currency exchange impacts, partially offset by an increase in USHE enrollment. In the USHE segment for the three months ended March 31, 2023, total enrollment increased 2.3% to 79,935 from 78,172 for the same period in 2022. USHE segment revenue increased 0.6% to $196.9 million compared to $195.8 million in 2022 primarily due to the increase in enrollment, partially offset by lower revenue per student. In the Australia/New Zealand segment for the three months ended March 31, 2023, total enrollment decreased 6.3% to 19,269, compared to 20,575 for the same period in 2022. Australia/New Zealand segment revenue decreased 14.4% to $41.5 million compared to $48.5 million in 2022, primarily driven by the timing of the first academic term of the year and unfavorable foreign currency exchange impacts. In the Education Technology Services segment, revenue for the three months ended

March 31, 2023 increased 24.9% to $18.2 million compared to $14.6 million in 2022, primarily as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $152.9 million, compared to $144.6 million in the same period in the prior year, principally due to increases in bad debt expense, student material costs, and technology-related costs, partially offset by lower facility costs and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues increased to 59.6% in the first quarter of 2023 from 55.9% in the first quarter of 2022.
General and administration expenses. Consolidated general and administration expenses increased to $95.5 million in the first quarter of 2023 compared to $94.8 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues increased to 37.2% in the first quarter of 2023 from 36.6% in the first quarter of 2022.
Amortization of intangible assets. Amortization of intangible assets decreased to $3.5 million in the first quarter of 2023 compared to $3.7 million in 2022, due to foreign currency exchange impacts.
Merger and integration costs. Merger and integration costs were $0.4 million in the first quarter of 2023 and 2022, and are primarily related to integration expenses associated with the Company's acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $5.6 million in the first quarter of 2023 compared to $1.9 million in 2022, primarily due to a $3.6 million right-of-use lease asset impairment charge associated with vacating leased space in the first quarter of 2023 and higher severance and other personnel-related expenses from involuntary employee terminations.
Income (loss) from operations. Consolidated income (loss) from operations decreased to a loss from operations of $1.3 million in the first quarter of 2023 compared to income from operations of $13.4 million in the first quarter of 2022, principally due to lower earnings in the USHE segment, higher losses in the ANZ segment, and higher restructuring costs. In the USHE segment, income from operations was $9.6 million in the first quarter of 2023, compared to $15.5 million in the first quarter of 2022, primarily due to increased investments in marketing initiatives, partially offset by higher revenue due to an increase in enrollments. In the Australia/New Zealand segment, loss from operations was $7.2 million in the first quarter of 2023, compared to $0.7 million in the first quarter of 2022, primarily driven by lower revenue due to the timing of the first academic term of the year, increased investments in marketing initiatives, and unfavorable foreign currency impacts. In the Education Technology Services segment, income from operations increased 23.0% to $5.8 million in the first quarter of 2023, compared to $4.7 million in 2022 as a result of growth in Sophia Learning and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners.
Other income (expense). Other income (expense) was $0.4 million of income in the first quarter of 2023 compared to $1.2 million of expense in the first quarter of 2022, as a result of an increase in investment income from our limited partnership investments and an increase in interest income, partially offset by an increase in interest expense due to higher interest rates. We incurred $1.8 million of interest expense in the three months ended March 31, 2023 compared to $0.9 million in the three months ended March 31, 2022.
Provision for income taxes. Income tax expense was $1.1 million in the first quarter of 2023, compared to $5.2 million in the first quarter of 2022. Income tax expense for the three months ended March 31, 2023 and 2022 include shortfall tax impacts of approximately $1.4 million and $1.3 million, respectively, related to share-based payment arrangements.
Net income (loss). Net income (loss) decreased to $2.0 million of net loss in the first quarter of 2023 compared to $7.0 million of net income in the first quarter of 2022 due to the factors discussed above.
Non-GAAP Financial Measures
We use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
•amortization and depreciation expense related to intangible assets and software assets acquired through our acquisition of Torrens University and associated assets in Australia and New Zealand;

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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three months ended March 31, 2023 are also presented on a constant currency basis.
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
Adjusted income from operations was $8.2 million in the first quarter of 2023 compared to $19.4 million in 2022. Adjusted net income was $5.8 million in the first quarter of 2023 compared to $13.1 million in 2022, and adjusted diluted earnings per share was $0.24 in the first quarter of 2023 compared to $0.54 in 2022.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$256,606	$—	$—	$—	$—	$—	$256,606
Total costs and expenses	$257,955	$(3,532)	$(425)	$(5,595)	$—	$—	$248,403
Income (loss) from operations	$(1,349)	$3,532	$425	$5,595	$—	$—	$8,203
Operating margin	-0.5%						3.2%
Income (loss) before income taxes	$(951)	$3,532	$425	$5,595	$(325)	$—	$8,276
Net income (loss)	$(2,028)	$3,532	$425	$5,595	$(325)	$(1,406)	$5,793

Diluted earnings (loss) per share	$(0.09)						$0.24
Weighted average diluted shares outstanding(6)	23,430						24,023

Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$258,855	$—	$—	$—	$—	$—	$258,855
Total costs and expenses	$245,414	$(3,738)	$(410)	$(1,858)	$—	$—	$239,408
Income from operations	$13,441	$3,738	$410	$1,858	$—	$—	$19,447
Operating margin	5.2%						7.5%
Income before income taxes	$12,270	$3,738	$410	$1,858	$387	$—	$18,663
Net income	$7,029	$3,738	$410	$1,858	$387	$(358)	$13,064

Diluted earnings per share	$0.29						$0.54
Weighted average diluted shares outstanding	24,114						24,114
__________________________________________________________________________________________
(1)Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(2)Reflects integration expenses associated with the Company’s merger with Capella Education Company and the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company’s restructuring.
(4)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.0% for the three months ended March 31, 2023 and 2022.
(6)For the three months ended March 31, 2023, 593 shares issuable in connection with stock options, restricted stock and restricted stock units were excluded from the diluted loss per share calculation because the effect would have been anti-dilutive due to the Company's net loss during the period.
The table below presents our adjusted results of operations on a constant currency basis for the three months ended March 31, 2023 (amounts in thousands, except per share data):

	For the three months ended March 31, 2023
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$256,606	$2,978	$259,584
Total costs and expenses	$248,403	$2,846	$251,249
Income from operations	$8,203	$132	$8,335
Operating margin	3.2%		3.2%
Income before income taxes	$8,276	$155	$8,431
Net income	$5,793	$109	$5,902

Diluted earnings per share	$0.24		$0.25
Weighted average diluted shares outstanding	24,023		24,023
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three months ended March 31, 2023 at a constant exchange rate of 0.72 Australian Dollars to U.S. Dollars, respectively, which was the average exchange rate for the same period in 2022.
Liquidity and Capital Resources
At March 31, 2023, we had cash, cash equivalents, and marketable securities of $240.0 million compared to $235.9 million at December 31, 2022 and $321.5 million at March 31, 2022. We maintain our cash and cash equivalents primarily in demand deposit bank accounts and money market funds at high credit quality financial institutions, which are included in cash and cash equivalents at March 31, 2023 and 2022. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the three months ended March 31, 2023 and 2022, we earned interest income of $1.8 million and $0.2 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2023. As of March 31, 2023 and 2022, we had $101.3 million and $141.7 million, respectively, outstanding under our Revolving Credit Facility. During the three months ended March 31, 2023 and 2022, we paid $2.4 million and $0.4 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the three months ended March 31, 2023 decreased to $35.2 million, compared to $56.6 million for the same period in 2022. The decrease in net cash from operating activities was primarily driven by lower earnings, an increase in cash used for working capital, and higher tax payments.
Our net cash used in investing activities for the three months ended March 31, 2023 increased to $23.3 million, compared to $8.8 million for the same period in 2022. The increase in net cash used in investing activities was primarily driven by $17.1 million in purchases of marketable securities, partially offset by a decrease in capital expenditures and higher cash proceeds from marketable securities and other investments. Capital expenditures decreased to $8.3 million for the three months ended March 31, 2023, compared to $9.7 million for the same period in 2022, primarily due to the timing of capital projects.
Our net cash used in financing activities for the three months ended March 31, 2023 decreased to $19.7 million, compared to $21.8 million for the same period in 2022. The decrease in net cash used in financing activities was primarily driven by a $4.0 million decrease in repurchases of common stock, partially offset by an increase in net payments for employee stock awards.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first quarter of 2023. During the three months ended March 31, 2023, we paid a total of $14.8 million in cash dividends on our common stock, compared to $15.0 million for the same period in 2022. During the three months ended March 31, 2023, we did not repurchase any shares of common stock in the open market under our repurchase program. As of March 31, 2023, we had $246.8 million of share repurchase authorization remaining to use through December 31, 2023.
For the first quarter of 2023 and 2022, bad debt expense as a percentage of revenue was 3.8% and 2.8%, respectively.
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
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2023, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At March 31, 2023, we had $101.3 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings would cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. At March 31, 2023, we had no exposure to the discontinued LIBOR settings and had approximately $101.3 million of LIBOR-based debt outstanding on our Revolving Credit Facility. Our Revolving Credit Facility includes mechanisms for replacing the applicable reference rate, which we do not expect to be materially different from LIBOR.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 16.2% of our consolidated revenues for the three months ended March 31, 2023. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income (loss) as expressed in the USD. For the three months ended March 31, 2023, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $4.2 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the three months ended March 31, 2023 was a decrease of $0.9 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2023, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the revised risk factor included below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would significantly alter the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments are accepted through May 17, 2023. NC-SARA’s four regional compacts and the NC-SARA board of directors will vote on each proposal presented by September 1, 2023, and October 25, 2023, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including the proposal to alter standards or to eliminate the ability of for-profit institutions to participate in the agreements, could have a material adverse effect on Strayer University, Capella University, and the Company. For example, if excluded from the ability to participate in the agreements, Strayer University and Capella University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $246.8 million as of March 31, 2023, and is available for use through December 31, 2023.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Submission of Matters to a Vote of Security Holders
The Company held its 2023 Annual Meeting of Stockholders on April 26, 2023. There were 24,590,980 shares of common stock eligible to be voted at the Annual Meeting and 22,025,277 shares were presented by proxy at the meeting which constituted a quorum to conduct business.

There were four proposals submitted to the Company’s stockholders at the Annual Meeting. All proposals were passed. The final results of voting on each of the proposals are as follows:
Proposal 1: Elect eleven directors to the Board of Directors.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Vote
Robert S. Silberman	19,718,615	1,419,215	5,924	881,523
Dr. John T. Casteen, III	18,994,679	2,143,347	5,727	881,524
Dr. Charlotte F. Beason	19,611,563	1,526,384	5,807	881,523
Rita D. Brogley	20,232,047	905,904	5,805	881,521
Robert R. Grusky	19,823,956	1,313,653	6,145	881,523
Jerry L. Johnson	21,045,607	85,036	13,112	881,522
Karl McDonnell	20,713,950	416,708	13,096	881,523
Dr. Michael A. McRobbie	21,050,117	87,822	5,817	881,521
William J. Slocum	21,075,799	62,081	5,875	881,522
Michael J. Thawley	21,048,924	88,686	6,145	881,522
G. Thomas Waite, III	19,573,083	1,557,329	13,341	881,524
Proposal 2: Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

Votes For	Votes Against	Abstain	Broker Non-Vote
20,797,478	1,225,502	2,297	0
Proposal 3: Approval on an advisory basis of the compensation of the named executive officers.

Votes For	Votes Against	Abstain	Broker Non-Vote
19,488,056	1,400,527	255,172	881,522
Proposal 4: Determine on an advisory basis, the frequency of stockholder votes on executive compensation.

1 Year	2 Years	3 Years	Abstain	Broker Non-Vote
20,260,746	1,233	871,499	10,277	881,522
Amendment of Employment Agreement of Robert S. Silberman
On April 26, 2023, the Company amended and restated the Employment Agreement of Robert S. Silberman, dated April 6, 2001 and as previously amended on March 11, 2005, May 2, 2013, and April 24, 2014, in connection with his transition from Executive Chairman to Chairman. Under the amended Employment Agreement, Mr. Silberman’s term of employment as Chairman is five years, and is automatically renewable thereafter for additional one-year terms unless the Company or Mr. Silberman provides notice otherwise. The amended agreement memorializes Mr. Silberman’s current annual base salary of $800,000, which is subject to annual cost-of-living increases and any other increases that may be approved by the Board of Directors from time to time. Under the amended agreement, Mr. Silberman will no longer participate in the Company’s annual non-equity incentive compensation pool, but is eligible to receive annual grants of equity incentive compensation, which grants will be subject to the Company’s equity compensation program in effect from time to time. In the event of a termination due to a change of control, under the amended agreement Mr. Silberman would receive all payments to which he would be entitled for any “without cause” termination, as well as a one-time payment of $2,925,000 (an amount equal to three times his most recent non-equity incentive compensation award). All other material terms and conditions remain the same. The foregoing description of the amended Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the amended Employment Agreement, which is filed as Exhibit 10.1 to this report.

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
10.1	Amended and Restated Employment Agreement, dated as of April 26, 2023, between Strategic Education, Inc. and Robert S. Silberman.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: April 28, 2023