Form 10-Q
period 2023-06-30
Strategic Education, Inc.
filed 2023-07-27
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 14, 2023, there were outstanding 24,457,443 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$213,667	$181,024
Marketable securities	9,156	25,468
Tuition receivable, net	62,953	82,373
Income taxes receivable	—	9,719
Other current assets	43,285	52,330
Total current assets	329,061	350,914
Property and equipment, net	132,845	121,066
Right-of-use lease assets	125,248	115,376
Marketable securities, non-current	13,123	8,609
Intangible assets, net	260,541	253,353
Goodwill	1,251,277	1,237,982
Other assets	49,652	54,812
Total assets	$2,161,747	$2,142,112

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,588	$90,057
Income taxes payable	6,989	—
Contract liabilities	88,488	128,650
Lease liabilities	23,879	23,380
Total current liabilities	209,944	242,087
Long-term debt	101,396	101,309
Deferred income tax liabilities	34,605	31,341
Lease liabilities, non-current	134,006	126,975
Other long-term liabilities	46,006	41,794
Total liabilities	525,957	543,506
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,402,891 and 24,465,671 shares issued and outstanding at December 31, 2022 and June 30, 2023, respectively	244	245
Additional paid-in capital	1,510,924	1,509,077
Accumulated other comprehensive loss	(35,068)	(51,084)
Retained earnings	159,690	140,368
Total stockholders’ equity	1,635,790	1,598,606
Total liabilities and stockholders’ equity	$2,161,747	$2,142,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Revenues	$273,564	$287,680	$532,419	$544,286
Costs and expenses:
Instructional and support costs	147,368	161,479	291,992	314,417
General and administration	96,722	99,003	191,506	194,468
Amortization of intangible assets	3,694	3,450	7,432	6,982
Merger and integration costs	254	580	664	1,005
Restructuring costs	3,661	6,351	5,519	11,946
Total costs and expenses	251,699	270,863	497,113	528,818
Income from operations	21,865	16,817	35,306	15,468
Other income (expense)	300	3,171	(871)	3,569
Income before income taxes	22,165	19,988	34,435	19,037
Provision for income taxes	6,945	5,757	12,186	6,834
Net income	$15,220	$14,231	$22,249	$12,203
Earnings per share:
Basic	$0.64	$0.61	$0.93	$0.52
Diluted	$0.63	$0.59	$0.92	$0.51
Weighted average shares outstanding:
Basic	23,796	23,450	23,872	23,440
Diluted	24,063	23,964	24,089	23,993
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Net income	$15,220	$14,231	$22,249	$12,203
Other comprehensive income (loss):
Foreign currency translation adjustment	(57,005)	(6,822)	(36,506)	(16,162)
Unrealized gains (losses) on marketable securities, net of tax	(189)	38	(706)	146
Comprehensive income (loss)	$(41,974)	$7,447	$(14,963)	$(3,813)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2022	24,963,542	$250	$1,528,328	$166,550	$29,185	$1,724,313
Stock-based compensation	—	—	5,529	—	—	5,529
Issuance of restricted stock, net	260	(1)	(33)	—	—	(34)
Repurchase of common stock	(326,534)	(3)	(20,315)	(693)	—	(21,011)
Common stock dividends ($0.60 per share)	—	—	—	(14,902)	—	(14,902)
Foreign currency translation adjustment	—	—	—	—	(57,005)	(57,005)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(189)	(189)
Net income	—	—	—	15,220	—	15,220
Balance at June 30, 2022	24,637,268	$246	$1,513,509	$166,175	$(28,009)	$1,651,921

	For the three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2023	24,591,375	$246	$1,511,590	$142,893	$(44,300)	$1,610,429
Stock-based compensation	—	—	5,493	—	—	5,493
Issuance of restricted stock, net	3,369	—	—	—	—	—
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($0.60 per share)	—	—	—	(14,750)	—	(14,750)
Foreign currency translation adjustment	—	—	—	—	(6,822)	(6,822)
Unrealized gains on marketable securities, net of tax	—	—	—	—	38	38
Net income	—	—	—	14,231	—	14,231
Balance at June 30, 2023	24,465,671	$245	$1,509,077	$140,368	$(51,084)	$1,598,606
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	10,597	—	—	10,597
Issuance of restricted stock, net	438,206	4	(2,782)	—	—	(2,778)
Repurchase of common stock	(393,036)	(4)	(24,275)	(693)	—	(24,972)
Common stock dividends ($1.20 per share)	—	—	—	(29,953)	—	(29,953)
Foreign currency translation adjustment	—	—	—	—	(36,506)	(36,506)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(706)	(706)
Net income	—	—	—	22,249	—	22,249
Balance at June 30, 2022	24,637,268	$246	$1,513,509	$166,175	$(28,009)	$1,651,921

	For the six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	11,125	—	—	11,125
Exercise of stock options, net	1,322	—	55	—	—	55
Issuance of restricted stock, net	190,531	2	(5,021)	—	—	(5,019)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($1.20 per share)	—	—	—	(29,519)	—	(29,519)
Foreign currency translation adjustment	—	—	—	—	(16,162)	(16,162)
Unrealized gains on marketable securities, net of tax	—	—	—	—	146	146
Net income	—	—	—	12,203	—	12,203
Balance at June 30, 2023	24,465,671	$245	$1,509,077	$140,368	$(51,084)	$1,598,606
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2022	2023
Cash flows from operating activities:
Net income	$22,249	$12,203
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	—	(2,136)
Amortization of deferred financing costs	276	276
Amortization of investment discount/premium	28	(7)
Depreciation and amortization	33,436	30,196
Deferred income taxes	(4,909)	(3,036)
Stock-based compensation	10,597	11,125
Impairment of right-of-use lease assets	1,121	5,135
Changes in assets and liabilities:
Tuition receivable, net	(25,162)	(19,626)
Other assets	(2,354)	(12,165)
Accounts payable and accrued expenses	(8,113)	(2,344)
Income taxes payable and income taxes receivable	4,913	(16,699)
Contract liabilities	51,901	38,906
Other liabilities	(3,307)	(1,091)
Net cash provided by operating activities	80,676	40,737

Cash flows from investing activities:
Purchases of property and equipment	(22,688)	(17,794)
Purchases of marketable securities	—	(16,904)
Proceeds from marketable securities	2,100	4,960
Proceeds from sale of property and equipment	—	5,890
Proceeds from other investments	—	457
Other investments	(223)	(152)
Cash paid for acquisition, net of cash acquired	—	(211)
Net cash used in investing activities	(20,811)	(23,754)

Cash flows from financing activities:
Common dividends paid	(29,886)	(29,468)
Net payments for stock awards	(2,881)	(4,964)
Repurchase of common stock	(24,972)	(9,999)
Net cash used in financing activities	(57,739)	(44,431)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,981)	(1,924)
Net decrease in cash, cash equivalents, and restricted cash	(2,855)	(29,372)
Cash, cash equivalents, and restricted cash — beginning of period	279,212	227,454
Cash, cash equivalents, and restricted cash — end of period	$276,357	$198,082
Non-cash transactions:
Non-cash additions to property and equipment	$1,239	$2,090
Right-of-use lease assets obtained in exchange for operating lease liabilities	$1,518	$7,230
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
All information as of June 30, 2022 and 2023, and for the three and six months ended June 30, 2022 and 2023 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, right-of-use lease and fixed asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities. See Note 4 for additional information.

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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.4 million and $1.8 million of these unpaid obligations as of December 31, 2022 and June 30, 2023, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2022 and June 30, 2023, the Company had approximately $11.9 million and $14.8 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2022 and 2023 (in thousands):

	As of June 30,
	2022	2023
Cash and cash equivalents	$262,941	$181,024
Restricted cash included in other current assets	12,916	16,558
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$276,357	$198,082
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Tuition receivable	$110,066	$128,250
Allowance for credit losses	(47,113)	(45,877)
Tuition receivable, net	$62,953	$82,373
Approximately $2.7 million and $2.5 million of tuition receivable, net, are included in other assets as of December 31, 2022 and June 30, 2023, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and six months ended June 30, 2022 and 2023 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Allowance for credit losses, beginning of period	$44,892	$45,286	$48,783	$47,113
Additions charged to expense	8,787	12,604	16,004	22,258
Write-offs, net of recoveries	(10,172)	(12,013)	(21,280)	(23,494)
Allowance for credit losses, end of period	$43,507	$45,877	$43,507	$45,877
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

Over the last several years, the Company has been evaluating its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. One facility identified to be marketed for sale is an owned U.S. Higher Education campus consisting of land, buildings, and building improvements. The Company determined that it met all of the criteria to classify these assets as held for sale as of March 31, 2023. No loss was recorded as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based upon the anticipated sales price of these assets.
During the second quarter of 2023, the Company sold the long-lived assets related to the owned U.S. Higher Education campus noted above and recognized a $2.1 million gain on sale, which is included in Restructuring costs on the unaudited condensed consolidated statements of income.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,402,891 and 24,465,671 shares were issued and outstanding as of December 31, 2022 and June 30, 2023, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2023, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 5, 2023.
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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Weighted average shares outstanding used to compute basic earnings per share	23,796	23,450	23,872	23,440
Incremental shares issuable upon the assumed exercise of stock options	3	4	2	5
Unvested restricted stock and restricted stock units	264	510	215	548
Shares used to compute diluted earnings per share	24,063	23,964	24,089	23,993

Anti-dilutive shares excluded from the diluted earnings per share calculation	15	272	218	190
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2022 and June 30, 2023, the balance of accumulated other comprehensive loss was $35.1 million, net of tax of $0.1 million, and $51.1 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and six months ended June 30, 2022 and 2023.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2022 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$181,374	$195,144	$368,729	$383,924
Other(1)	8,652	7,535	17,063	15,650
Total U.S. Higher Education Segment	190,026	202,679	385,792	399,574
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	65,847	63,766	113,383	104,188
Other(1)	1,696	1,706	2,672	2,787
Total Australia/New Zealand Segment	67,543	65,472	116,055	106,975
Education Technology Services Segment(2)	15,995	19,529	30,572	37,737
Consolidated revenue	$273,564	$287,680	$532,419	$544,286
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
Contract Liabilities – Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.4 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the six months ended June 30,
	2022	2023
Balance at beginning of period	$52,024	$46,842
Revenue deferred	8,774	9,875
Benefit redeemed	(10,656)	(11,391)
Balance at end of period	$50,142	$45,326
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
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities related to the 2020 restructuring plan during the six months ended June 30, 2022 (in thousands):

2020 Restructuring Plan
Balance at December 31, 2021	$1,612
Restructuring and other charges	1,612
Payments	(2,815)
Balance at June 30, 2022	$409
The final severance payments under the 2020 restructuring plan were made in the third quarter of 2022.
The Company also incurs severance and other employee separation costs related to voluntary and involuntary employee terminations that are not tied to a formal restructuring plan. During the three and six months ended June 30, 2023, the Company incurred $6.1 million and $8.4 million of severance and other employee separation charges related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.

The following details the changes in the Company's severance and other employee separation costs restructuring liabilities during the six months ended June 30, 2023 (in thousands):

Severance Restructuring Liability
Balance at December 31, 2022	$—
Restructuring and other charges	8,364
Payments	(6,023)
Balance at June 30, 2023(1)	$2,341
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses.
The Company has also been evaluating its owned and leased real estate portfolio, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $1.1 million of right-of-use lease asset charges during the three and six months ended June 30, 2022, and approximately $1.5 million and $5.1 million during the three and six months ended June 30, 2023, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $2.2 million and $2.4 million during the three and six months ended June 30, 2022, respectively, and approximately $0.3 million during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, the Company recorded a $2.1 million gain from the sale of property and equipment of an owned campus that was previously closed. These right-of-use lease asset and fixed asset impairment charges and gains on the sale of property and equipment are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of June 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$14,835	$1	$(365)	$14,471
Corporate debt securities	3,205	—	(152)	3,053
Total available-for sale securities	$18,040	$1	$(517)	$17,524

Held-to-maturity securities:
Term deposits	$16,553	$—	$—	$16,553
The following is a summary of available-for-sale securities as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$15,852	$2	$(507)	$15,347
Corporate debt securities	7,140	—	(208)	6,932
Total	$22,992	$2	$(715)	$22,279
The Company had no held-to-maturity securities as of December 31, 2022.
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2022 and June 30, 2023 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2023, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $16.5 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and six months ended June 30, 2022 and 2023. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022		June 30, 2023
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$9,156	$—	$8,915	$16,553
Due after one year through three years	13,123	—	8,609	—
Total	$22,279	$—	$17,524	$16,553
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and six months ended June 30, 2022 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Maturities of marketable securities	$1,000	$3,000	$2,100	$4,960
Sales of marketable securities	—	—	—	—
Total	$1,000	$3,000	$2,100	$4,960
The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2022 and June 30, 2023.
6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of June 30, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$62,951	$62,951	$—	$—
U.S. treasury bills	39,776	39,776	—	—
Available-for-sale securities:
Tax-exempt municipal securities	14,471	—	14,471	—
Corporate debt securities	3,053	—	3,053	—
Total assets at fair value on a recurring basis	$120,251	$102,727	$17,524	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$217	$217	$—	$—
Available-for-sale securities:
Tax-exempt municipal securities	15,347	—	15,347	—
Corporate debt securities	6,932	—	6,932	—
Total assets at fair value on a recurring basis	$22,496	$217	$22,279	$—

The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills – Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2022 and June 30, 2023 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2022 and 2023.
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
Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2022 are as follows (in thousands):

As of June 30, 2022
Balance as of the beginning of period	$658
Amounts paid	(658)
Other adjustments to fair value	—
Balance at end of period	$—
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2023 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2022	$632,075	$519,202	$100,000	$1,251,277
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(13,295)	—	(13,295)
Adjustments to prior acquisitions	—	—	—	—
Balance as of June 30, 2023	$632,075	$505,907	$100,000	$1,237,982
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2023 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three and six months ended June 30, 2022 and 2023.

Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,185	$(191,125)	$9,060	$200,099	$(196,535)	$3,564
Not subject to amortization
Trade names	251,481	—	251,481	249,789	—	249,789
Total	$451,666	$(191,125)	$260,541	$449,888	$(196,535)	$253,353
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $5.8 million and $5.4 million for the six months ended June 30, 2022 and 2023, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2023 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2022 and 2023.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Prepaid expenses	$19,073	$24,652
Restricted cash	13,287	16,558
Cloud computing arrangements	7,859	7,401
Other	3,066	3,719
Other current assets	$43,285	$52,330
9. Other Assets
Other assets consist of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Prepaid expenses, net of current portion	$18,192	$17,471
Equity method investments	13,879	17,205
Cloud computing arrangements, net of current portion	7,507	10,980
Other investments	3,396	2,806
Tuition receivable, net, non-current	2,673	2,541
Other	4,005	3,809
Other assets	$49,652	$54,812
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In

2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2022 and June 30, 2023, $17.7 million and $16.9 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
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
The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2022 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Limited partnership investments, beginning of period	$13,887	$14,874	$15,582	$13,879
Capital contributions	48	34	48	152
Pro-rata share in the net income (loss) of limited partnerships	377	2,297	64	3,174
Distributions	(301)	—	(1,683)	—
Limited partnership investments, end of period	$14,011	$17,205	$14,011	$17,205
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Trade payables	$45,826	$53,364
Accrued compensation and benefits	32,608	26,652
Accrued student obligations and other	12,154	10,041
Accounts payable and accrued expenses	$90,588	$90,057

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
The Company was in compliance with all the terms of the Amended Credit Facility as of June 30, 2023.
As of December 31, 2022 and June 30, 2023, the Company had approximately $101.4 million and $101.3 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.4 million and $3.3 million was denominated in Australian dollars as of December 31, 2022 and June 30, 2023, respectively.
During the six months ended June 30, 2022 and 2023, the Company paid $1.2 million and $4.2 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
On June 13, 2023, the Company amended its Revolving Credit Facility to replace references to LIBOR with alternative benchmark rates, including Term SOFR with respect to loans denominated in U.S. dollars, beginning on June 30, 2023. There were no other significant changes to the Revolving Credit Facility related to the amendment.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Contract liabilities, net of current portion	$36,540	$33,619
Asset retirement obligations	6,283	5,266
Other	3,183	2,909
Other long-term liabilities	$46,006	$41,794

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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2022 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Instructional and support costs	$1,781	$1,665	$3,388	$3,531
General and administration	3,748	3,732	7,209	7,498
Restructuring costs	—	96	—	96
Stock-based compensation expense included in operating expense	5,529	5,493	10,597	11,125
Tax benefit	1,456	1,455	2,790	2,934
Stock-based compensation expense, net of tax	$4,073	$4,038	$7,807	$8,191
During the six months ended June 30, 2022 and 2023, the Company recognized shortfall tax impacts of approximately $1.4 million and $1.3 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the six months ended June 30, 2022 and 2023, the Company recorded income tax expense of $12.2 million and $6.8 million, reflecting an effective tax rate of 35.4% and 35.9%, respectively. Income tax expense for the six months ended June 30, 2022 and 2023 include shortfall tax impacts of approximately $1.4 million and $1.3 million, respectively, related to share-based payment arrangements.
The Company had $0.9 million of unrecognized tax benefits as of December 31, 2022 and June 30, 2023. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $13.8 million and $26.7 million in income taxes during the six months ended June 30, 2022 and 2023, respectively.
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
A summary of financial information by reportable segment for the three and six months ended June 30, 2022 and 2023 is presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Revenues
U.S. Higher Education	$190,026	$202,679	$385,792	$399,574
Australia/New Zealand	67,543	65,472	116,055	106,975
Education Technology Services	15,995	19,529	30,572	37,737
Consolidated revenues	$273,564	$287,680	$532,419	$544,286
Income from operations
U.S. Higher Education	$11,851	$6,741	$27,334	$16,330
Australia/New Zealand	12,321	14,291	11,572	7,109
Education Technology Services	5,302	6,166	10,015	11,962
Amortization of intangible assets	(3,694)	(3,450)	(7,432)	(6,982)
Merger and integration costs	(254)	(580)	(664)	(1,005)
Restructuring costs	(3,661)	(6,351)	(5,519)	(11,946)
Consolidated income from operations	$21,865	$16,817	$35,306	$15,468
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
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement would also provide certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. The court granted final approval of the settlement on November 16, 2022. Intervenors, including multiple intervening higher education institutions and companies, appealed the court’s order and moved to stay the court’s final judgment approving the settlement pending resolution of the appeal. Intervenors’ attempts to stay the judgment pending full consideration of appeal have been denied, including by the U.S. Supreme Court on April 13, 2023.
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
United States Regulation
CARES Act
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the CARES Act suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. In June 2023, the Department of Education announced that student loan interest will begin accruing September 1, 2023, and student loan repayment will resume in October 2023.
American Rescue Plan Act of 2021
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. Among other things, the legislation amended the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the 90/10 Rule. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department began in January 2022. In March 2022, the Institutional and Programmatic Eligibility negotiated rulemaking committee reached consensus on changes to the 90/10 Rule. On October 27, 2022, the Department of Education released final 90/10 regulations, which are largely consistent with the consensus language. However, within the preamble of the regulation the Department indicated that non-Title IV eligible programs offered via distance education are not eligible to be counted in the “10” side of the ratio calculation. The final regulations also provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary of Education. On December 20, 2022, the Department published guidance further indicating that non-Title IV eligible programs offered in part or in whole via distance education are not eligible to be counted in the “10” side of the ratio calculation, and has continued to issue guidance related to implementation of the new rule. On December 21, 2022, the Department released a non-exhaustive list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits), in addition to the Title IV programs already covered by the 90/10 Rule. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.
Current Negotiated Rulemaking
Improving Institutional Quality and Accountability Committee
In January 2023, the Department indicated its intention to establish one or more rulemaking committees in 2023 to propose new regulations on distance education, improving the use of deferments and forbearances, third-party servicers and related issues, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. The Department invited interested parties to comment on the topics suggested by the Department at public hearings held on April 11 and 12, 2023. The Department also accepted written comments through April 24, 2023.
Section 432(a) Committee
In June 2023, the Department indicated its intention to establish a rulemaking committee related to the modification, waiver or compromise of federal student loans, as permitted in HEA Section 432(a). The Department held a public hearing on July 18, and accepted written comments through July 20, 2023.
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
Financial Value Transparency and Gainful Employment, Financial Responsibility, Administrative Capability, Certification Procedures, and Ability to Benefit
On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. The proposed gainful employment rule would establish two independent metrics, both of which must be passed by a program subject to the rule in order to maintain Title IV eligibility. Any program that fails either or both metrics in a single year would be required to provide a disclosure to students, and any program that fails the same metric in two of three consecutive years would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, and 2) an earnings premium test that measures whether the typical graduate from a program that received federal financial aid is earning at least as much as a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for a minimum of three years. The proposed rule also includes the requirement that all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information.
The Department’s proposed rules regarding financial responsibility would establish new mandatory triggers that would allow the Department to seek financial protection or recalculate the institution’s financial composite score to determine whether an institution’s financial condition has materially weakened. The proposal would also establish new discretionary triggers that would result in the Department conducting case-by-case analysis to see if additional protection is needed. In general, institutions would be required to report triggering events within 10 days of occurrence. According to the proposed rule, such triggering events may result in a financial protection requirement that would most likely take the form of a letter of credit or cash escrow and provisional certification to participate in Title IV.
Additionally, the Department described that its proposed changes to administrative capability regulations would strengthen how the Department administers requirements that institutions demonstrate they are capable of administering Title IV funds. Under the proposed rule, institutions would be required to offer adequate services to students, including financial aid counseling and career services support. The proposed language also includes a new requirement that institutions provide students with geographically accessible clinical or externship opportunities as required for licensure.
The Department described that its proposed changes to certification procedures would strengthen the Department’s ability to assess and in some cases impose additional conditions on institutions undergoing the recertification process. Among other things, the Department would consider withdrawal rates, gainful employment rates, licensure passage rates, and instructional and advertising spend when making institutional eligibility determinations. The Department has also proposed that the Secretary be required to sign off on all marketing materials in cases where the institution is provisionally certified and is alleged to have engaged in misrepresentation or aggressive recruitment. Additionally, the Department has proposed changes regarding licensure-

track programs, including limits on program length and a student’s ability to access federal financial aid funds in cases where a program doesn’t meet educational prerequisites for licensure in the state in which the student is located.
The Department accepted public comments on the proposed rules through June 20, 2023.
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
Accrediting Agencies and State Authorization
Capella University’s accreditor, Higher Learning Commission (“HLC”), and Strayer University’s accreditor, Middle States Commission on Higher Education (“Middle States”), must periodically be reviewed by the U.S. Secretary of Education in order to maintain recognition as an institutional accrediting agency. On May 31, 2023, the Department of Education, acting on the recommendation of the National Advisory Committee for Institutional Quality and Integrity, renewed its recognition of HLC for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of Middle States for one year, requiring a compliance report regarding one item of noncompliance.
State Authorization Reciprocity Agreement (SARA)
Strayer University and Capella University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would significantly alter the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments were accepted through May 17, 2023. NC-SARA’s four regional compacts and the NC-SARA board of directors will vote on each proposal presented by September 1, 2023, and October 25, 2023, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including the proposal to alter standards or to eliminate the ability of for-profit institutions to participate in the agreements, could have a material adverse effect on Strayer University, Capella University, and the Company.
Title IX
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminate the requirement for live hearings at the post-secondary level. The public comment period on the proposed rule ended on September 12, 2022, and the Department has indicated its intention to publish a final Title IX rule in October 2023. When the Department publishes the final Title IX rule, it will indicate an effective date.

Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. On February 15, 2023 the Department released a Dear Colleague Letter (“DCL”) (GEN 23-03) with updated guidance expanding the definition of third-party servicers and covered activities to include vendors providing student recruitment and retention services, software products and services related to Title IV administration activities, and educational content and instruction, initially requiring institutions to be in compliance with the new guidance by May 1, 2023. On February 28, 2023, the Department extended the effective date of the updated guidance and reporting requirements from May 1, 2023 to September 1, 2023. On April 11, 2023, the Department again delayed the effective date until six months after the Department publishes a new, revised final guidance letter on the topic, and on May 16, 2023 the Department formally rescinded its 2023 and prior guidance (DCL GEN-16-15 and the March 8, 2017 Electronic Announcement) prohibiting contracts between colleges and foreign-owned or operated servicers. Additionally, in March 2023, the Department indicated via Federal Register publication its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on third-party servicers and related issues.
Program Participation Agreement
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjected Capella University to certain requirements during the period of provisional certification, including that Capella University must apply for and receive approval from the Department in connection with new locations or the addition of new Title IV-eligible educational programs. Capella University filed its application for recertification in advance of the September 30, 2022 deadline, and on April 18, 2023, Capella University and the Department of Education executed a fully certified Program Participation Agreement, approving Capella University’s continued participation in Title IV programs through September 30, 2025.

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

Segments Overview
As of June 30, 2023, we had the following reportable segments:
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
•In the second quarter of 2023, USHE enrollment increased 4.7% to 80,353 compared to 76,728 for the same period in 2022.
•Trailing 4-quarter student persistence within USHE was 87.4% in the first quarter of 2023 compared to 87.1% for the same period in 2022. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023
87.0%	86.9%	86.8%	87.1%	87.3%	87.7%	87.4%	87.4%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 7.2% as of the end of the first quarter of 2023. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023
(17.2)%	(15.1)%	(11.3)%	(8.1)%	(6.4)%	(5.3)%	(6.2)%	(7.2)%
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
•In the second quarter of 2023, employer affiliated enrollment as a percentage of USHE enrollment was 27.1% compared to 24.6% for the same period in 2022.
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
•In the second quarter of 2023, Australia/New Zealand enrollment decreased 4.6% to 17,966 compared to 18,834 for the same period in 2022.
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
Revenue recognition — Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the six months ended June 30, 2023 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2023, we had deferred $45.3 million for estimated redemptions earned under the Graduation Fund, as compared to $46.8 million at December 31, 2022. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2023, our bad debt expense was 4.4% of revenue, compared to 3.2% for the same period in 2022. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2023 would have changed our income from operations by approximately $1.3 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2023 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six month periods ended June 30, 2023.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and six month periods ended June 30, 2023.
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
Results of Operations
In the second quarter of 2023, we generated $287.7 million in revenue compared to $273.6 million in 2022. Our income from operations was $16.8 million for the second quarter of 2023 compared to $21.9 million in 2022, principally due to lower earnings in the USHE segment, higher restructuring costs, and unfavorable foreign currency exchange impacts, partially offset by higher earnings in the ANZ segment. Net income in the second quarter of 2023 was $14.2 million compared to $15.2 million for the same period in 2022. Diluted earnings per share was $0.59 compared to $0.63 for the same period in 2022. For the six months ended June 30, 2023, we generated $544.3 million in revenue, compared to $532.4 million for the same period in 2022. Our income from operations was $15.5 million for the six months ended June 30, 2023 compared to $35.3 million for the same period in 2022, principally due to lower earnings in the USHE and ANZ segments, higher restructuring costs, and unfavorable foreign currency exchange impacts. Net income was $12.2 million for the six months ended June 30, 2023 compared to $22.2 million for the same period in 2022, and diluted earnings per share was $0.51 in the six months ended June 30, 2023 compared to $0.92 for the same period in 2022.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenues. Consolidated revenue increased to $287.7 million in the second quarter of 2023, compared to $273.6 million in the same period in the prior year, primarily due to an increase in USHE enrollment and revenue per student and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. In the USHE segment for the three months ended June 30, 2023, total enrollment increased 4.7% to 80,353 from 76,728 for the same period in 2022. USHE segment revenue increased 6.7% to $202.7 million compared to $190.0 million in 2022 primarily due to the increase in enrollment and higher revenue per student. In the Australia/New Zealand segment for the three months ended June 30, 2023, total enrollment decreased 4.6% to 17,966, compared to 18,834 for the same period in 2022. Australia/New Zealand segment revenue decreased 3.1% to $65.5 million compared to $67.5 million in 2022, primarily due to unfavorable foreign currency exchange impacts. In the Education Technology Services segment, revenue for the three months ended June 30, 2023 increased 22.1% to $19.5 million compared to $16.0 million in 2022, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $161.5 million, compared to $147.4 million in the same period in the prior year, principally due to increases in bad debt expense and technology-related costs, partially offset by lower facility costs and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues increased to 56.1% in the second quarter of 2023 from 53.9% in the second quarter of 2022.
General and administration expenses. Consolidated general and administration expenses increased to $99.0 million in the second quarter of 2023 compared to $96.7 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 34.4% in the second quarter of 2023 from 35.4% in the second quarter of 2022.
Amortization of intangible assets. Amortization of intangible assets decreased to $3.5 million in the second quarter of 2023 compared to $3.7 million in 2022, due to favorable foreign currency exchange impacts.
Merger and integration costs. Merger and integration costs were $0.6 million in the second quarter of 2023 compared to $0.3 million in 2022, and are primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $6.4 million in the second quarter of 2023 compared to $3.7 million in 2022, primarily due to higher severance and other personnel-related expenses from employee terminations, partially offset by a $2.1 million gain from the sale of property and equipment of an owned campus and lower right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the second quarter of 2023.
Income from operations. Consolidated income from operations decreased to $16.8 million in the second quarter of 2023 compared to $21.9 million in the second quarter of 2022, principally due to lower earnings in the USHE segment, higher restructuring costs, and unfavorable foreign currency exchange impacts, partially offset by higher earnings in the ANZ segment. In the USHE segment, income from operations decreased 43.1% to $6.7 million in the second quarter of 2023, compared to $11.9 million in the second quarter of 2022, primarily due to increased investments in marketing initiatives and higher bad debt expense, partially offset by higher revenue due to an increase in enrollment and revenue per student. In the Australia/New Zealand segment, income from operations increased 16.0% to $14.3 million in the second quarter of 2023, compared to $12.3 million in the second quarter of 2022, primarily driven by personnel cost savings due to headcount reductions, partially offset by lower revenue due to unfavorable foreign currency exchange impacts. In the Education Technology Services segment, income from operations increased 16.3% to $6.2 million in the second quarter of 2023, compared to $5.3 million in 2022 as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners.
Other income. Other income increased to $3.2 million in the second quarter of 2023 compared to $0.3 million in the second quarter of 2022, as a result of an increase in investment income from our limited partnership investments and an increase in interest income, partially offset by an increase in interest expense due to higher interest rates. We incurred $2.0 million of interest expense in the three months ended June 30, 2023 compared to $1.1 million in the three months ended June 30, 2022.
Provision for income taxes. Income tax expense was $5.8 million in the second quarter of 2023, compared to $6.9 million in the second quarter of 2022. Our effective tax rate for the quarter was 28.8%, compared to 31.3% for the same period in 2022.
Net income. Net income decreased to $14.2 million in the second quarter of 2023 compared to $15.2 million in the second quarter of 2022 due to the factors discussed above.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues. Consolidated revenue increased to $544.3 million in the six months ended June 30, 2023, compared to $532.4 million in the same period in the prior year, primarily due to an increase in USHE enrollment, partially offset by a decrease in ANZ revenue due to the timing of academic term start dates and unfavorable foreign currency exchange impacts. USHE segment revenue increased 3.6% to $399.6 million compared to $385.8 million in 2022 primarily due to the increase in enrollment. Australia/New Zealand segment revenue decreased 7.8% to $107.0 million compared to $116.1 million in 2022, primarily due to the timing of the academic term start dates and unfavorable foreign currency exchange impacts. In the Education Technology Services segment, revenue for the six months ended June 30, 2023 increased 23.4% to $37.7 million compared to $30.6 million in 2022, primarily as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $314.4 million in the six months ended June 30, 2023 from $292.0 million in the six months ended June 30, 2022, principally due to increases in bad debt expense, student material costs, and technology-related costs, partially offset by lower facility costs and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues increased to 57.8% in the six months ended June 30, 2023 from 54.8% in the six months ended June 30, 2022.
General and administration expenses. Consolidated general and administration expenses increased to $194.5 million in the six months ended June 30, 2023 from $191.5 million in the six months ended June 30, 2022, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 35.7% in the six months ended June 30, 2023 from 36.0% in the six months ended June 30, 2022.
Amortization of intangible assets. Amortization of intangible assets decreased to $7.0 million in the six months ended June 30, 2023 from $7.4 million in the six months ended June 30, 2022, due to favorable foreign currency exchange impacts.
Merger and integration costs. Merger and integration costs increased to $1.0 million in the six months ended June 30, 2023 from $0.7 million in the six months ended June 30, 2022, and are primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $11.9 million in the six months ended June 30, 2023 from $5.5 million in the six months ended June 30, 2022, primarily due to higher severance and other personnel-related expenses from employee terminations, partially offset by a $2.1 million gain from the sale of property and equipment of an owned campus and lower right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the six months ended June 30, 2023.
Income from operations. Consolidated income from operations decreased to $15.5 million in the six months ended June 30, 2023 from $35.3 million in the six months ended June 30, 2022, principally due to lower earnings in the USHE and ANZ segments, higher restructuring costs, and unfavorable foreign currency exchange impacts. USHE segment income from operations decreased 40.3% to $16.3 million in the six months ended June 30, 2023 from $27.3 million in the six months ended June 30, 2022, primarily due to increased investments in marketing initiatives, partially offset by higher revenue due to an increase in enrollments. Australia/New Zealand segment income from operations decreased 38.6% to $7.1 million in the six months ended June 30, 2023 from $11.6 million in the six months ended June 30, 2022, primarily driven by lower revenue due to the timing of academic term start dates, increased investments in marketing initiatives, and unfavorable foreign currency impacts, partially offset by personnel cost savings due to headcount reductions. Education Technology Services segment income from operations increased 19.4% to $12.0 million in the six months ended June 30, 2023 from $10.0 million in the six months ended June 30, 2022 as a result of growth in Sophia Learning and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners.
Other income (expense). Other income (expense) increased to $3.6 million of income in the six months ended June 30, 2023 from $0.9 million of expense in the six months ended June 30, 2022, as a result of an increase in investment income from our limited partnership investments and an increase in interest income, partially offset by an increase in interest expense due to higher interest rates. We incurred $3.8 million of interest expense in the six months ended June 30, 2023 compared to $2.0 million in the six months ended June 30, 2022.
Provision for income taxes. Income tax expense was $6.8 million in the six months ended June 30, 2023, compared to $12.2 million in the six months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023 and 2022 include shortfall tax impacts of approximately $1.3 million and $1.4 million, respectively, related to share-based payment arrangements.
Net income. Net income decreased to $12.2 million in the six months ended June 30, 2023 from $22.2 million in the six months ended June 30, 2022 due to the factors discussed above.

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
•severance costs, lease and fixed asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with our restructuring activities;
•income/loss from partnership and other investments that are not part of our core operations; and
•discrete tax adjustments related to stock-based compensation and other adjustments.
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and six months ended June 30, 2023 are also presented on a constant currency basis.
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
Adjusted income from operations was $27.2 million in the second quarter of 2023 compared to $29.5 million in 2022. Adjusted net income was $19.7 million in the second quarter of 2023 compared to $20.5 million in 2022, and adjusted diluted earnings per share was $0.82 in the second quarter of 2023 compared to $0.85 in 2022. Adjusted income from operations was $35.4 million for the six months ended June 30, 2023 compared to $48.9 million for the same period in 2022. Adjusted net income was $25.5 million for the six months ended June 30, 2023 compared to $33.5 million for the same period in 2022, and adjusted diluted earnings per share was $1.06 for the six months ended June 30, 2023 compared to $1.39 for the same period in 2022.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$287,680	$—	$—	$—	$—	$—	$287,680
Total costs and expenses	$270,863	$(3,450)	$(580)	$(6,351)	$—	$—	$260,482
Income from operations	$16,817	$3,450	$580	$6,351	$—	$—	$27,198
Operating margin	5.8%						9.5%
Income before income taxes	$19,988	$3,450	$580	$6,351	$(2,286)	$—	$28,083
Net income	$14,231	$3,450	$580	$6,351	$(2,286)	$(2,668)	$19,658

Diluted earnings per share	$0.59						$0.82
Weighted average diluted shares outstanding	23,964						23,964

Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$273,564	$—	$—	$—	$—	$—	$273,564
Total costs and expenses	$251,699	$(3,694)	$(254)	$(3,661)	$—	$—	$244,090
Income from operations	$21,865	$3,694	$254	$3,661	$—	$—	$29,474
Operating margin	8.0%						10.8%
Income before income taxes	$22,165	$3,694	$254	$3,661	$(526)	$—	$29,248
Net income	$15,220	$3,694	$254	$3,661	$(526)	$(1,829)	$20,474

Diluted earnings per share	$0.63						$0.85
Weighted average diluted shares outstanding	24,063						24,063
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$544,286	$—	$—	$—	$—	$—	$544,286
Total costs and expenses	$528,818	$(6,982)	$(1,005)	$(11,946)	$—	$—	$508,885
Income from operations	$15,468	$6,982	$1,005	$11,946	$—	$—	$35,401
Operating margin	2.8%						6.5%
Income before income taxes	$19,037	$6,982	$1,005	$11,946	$(2,611)	$—	$36,359
Net income	$12,203	$6,982	$1,005	$11,946	$(2,611)	$(4,074)	$25,451

Diluted earnings per share	$0.51						$1.06
Weighted average diluted shares outstanding	23,993						23,993
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$532,419	$—	$—	$—	$—	$—	$532,419
Total costs and expenses	$497,113	$(7,432)	$(664)	$(5,519)	$—	$—	$483,498
Income from operations	$35,306	$7,432	$664	$5,519	$—	$—	$48,921
Operating margin	6.6%						9.2%
Income before income taxes	$34,435	$7,432	$664	$5,519	$(139)	$—	$47,911
Net income	$22,249	$7,432	$664	$5,519	$(139)	$(2,187)	$33,538

Diluted earnings per share	$0.92						$1.39
Weighted average diluted shares outstanding	24,089						24,089
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
(3)Reflects severance costs, lease and fixed asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(4)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.0% for the three and six months ended June 30, 2023 and 2022.

The table below presents our adjusted results of operations on a constant currency basis for the three and six months ended June 30, 2023 (amounts in thousands, except per share data):

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$287,680	$4,584	$292,264	$544,286	$7,562	$551,848
Total costs and expenses	$260,482	$3,495	$263,977	$508,885	$6,341	$515,226
Income from operations	$27,198	$1,089	$28,287	$35,401	$1,221	$36,622
Operating margin	9.5%		9.7%	6.5%		6.6%
Income before income taxes	$28,083	$1,118	$29,201	$36,359	$1,273	$37,632
Net income	$19,658	$783	$20,441	$25,451	$892	$26,343

Diluted earnings per share	$0.82		$0.85	$1.06		$1.10
Weighted average diluted shares outstanding	23,964		23,964	23,993		23,993
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three and six months ended June 30, 2023 at a constant exchange rate of 0.72 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same periods in 2022.
Liquidity and Capital Resources
At June 30, 2023, we had cash, cash equivalents, and marketable securities of $215.1 million compared to $235.9 million at December 31, 2022 and $289.7 million at June 30, 2022. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at June 30, 2023 and 2022. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include tax-exempt municipal securities, corporate debt securities, and term deposits. During the six months ended June 30, 2023 and 2022, we earned interest income of $4.6 million and $0.8 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2023. As of June 30, 2023 and 2022, we had $101.3 million and $141.4 million, respectively, outstanding under our Revolving Credit Facility. During the six months ended June 30, 2023 and 2022, we paid $4.2 million and $1.2 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility. On June 13, 2023, the Company amended its Revolving Credit Facility to replace references to LIBOR with alternative benchmark rates, including Term SOFR with respect to loans denominated in U.S. dollars, beginning on June 30, 2023.
Our net cash provided by operating activities for the six months ended June 30, 2023 decreased to $40.7 million, compared to $80.7 million for the same period in 2022. The decrease in net cash from operating activities was primarily driven by lower earnings, an increase in cash used for working capital, and higher tax payments.
Our net cash used in investing activities for the six months ended June 30, 2023 increased to $23.8 million, compared to $20.8 million for the same period in 2022. The increase in net cash used in investing activities was primarily driven by $16.9 million in purchases of marketable securities, partially offset by $5.9 million of cash proceeds related to the sale of property and equipment, higher cash proceeds from marketable securities and other investments and lower capital expenditures for the six months ended

June 30, 2023. Capital expenditures decreased to $17.8 million for the six months ended June 30, 2023, compared to $22.7 million for the same period in 2022, primarily due to the timing of capital projects.
Our net cash used in financing activities for the six months ended June 30, 2023 decreased to $44.4 million, compared to $57.7 million for the same period in 2022. The decrease in net cash used in financing activities was primarily driven by a $15.0 million decrease in repurchases of common stock, partially offset by an increase in net payments for employee stock awards.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first two quarters of 2023. During the six months ended June 30, 2023, we paid a total of $29.5 million in cash dividends on our common stock, compared to $29.9 million for the same period in 2022. During the six months ended June 30, 2023, we paid $10.0 million to repurchase shares of common stock in the open market under our repurchase program, compared to $25.0 million for the same period in 2022. As of June 30, 2023, we had $236.8 million of share repurchase authorization remaining to use through December 31, 2023.
For the second quarter of 2023 and 2022, bad debt expense as a percentage of revenue was 4.4% and 3.2%, respectively.
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
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2023, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At June 30, 2023, we had $101.3 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
In March 2021, the administrator of LIBOR announced that the publication of certain LIBOR settings would cease after December 2021 and publication of the remainder of the LIBOR settings will cease after June 2023. On June 13, 2023, the Company amended its Revolving Credit Facility to replace references to LIBOR with alternative benchmark rates, including Term SOFR with respect to loans denominated in U.S. dollars, beginning on June 30, 2023.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 19.7% of our consolidated revenues for the six months ended June 30, 2023. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the six months ended June 30, 2023, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $10.7 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the six months ended June 30, 2023 was a decrease of $1.9 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2023, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the revised risk factors included below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 80.57% of its cash-basis revenues from these programs in 2022. Capella University derived approximately 65.30% of its cash-basis revenues from Title IV program funds in 2022. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. Meetings of this negotiated rulemaking committee occurred January-March 2022, the Department issued and received public comments on the proposed rule in July-August 2022, and the Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule will apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would significantly alter the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments were accepted through May 17, 2023. NC-SARA’s four regional compacts and the NC-SARA board of directors will vote on each proposal presented by September 1, 2023, and October 25, 2023, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including the proposal to alter standards or to eliminate the ability of for-profit institutions to participate in the agreements, could have a material adverse effect on Strayer University, Capella University, and the Company. For example, if excluded from the ability to participate in the agreements, Strayer University and Capella University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, the Company paid $10.0 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $236.8 million as of June 30, 2023, and is available for use through December 31, 2023. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 03/31/23)				$246.8
April	—	$—	—	246.8
May	44,371	78.87	44,371	243.3
June	84,702	76.73	84,702	236.8
Total (at 06/30/23)	129,073	$77.47	129,073	$236.8
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
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Submission of Matters to a Vote of Security Holders
As previously reported in the Form 10-Q for the period ending March 31, 2023, in a non-binding advisory vote on the frequency of future Say-on-Pay votes held at the 2023 Annual Meeting of Stockholders, 20,260,746 shares voted for one year, 1,233 shares voted for two years, 871,499 shares voted for three years, 10,277 shares abstained, and there were 881,522 broker non-votes. The Company considered the outcome of this advisory vote and has determined, as recommended with respect to this proposal by the Company’s Board of Directors in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders, that the Company will hold future Say-on-Pay votes on an annual basis until the next required advisory vote on the frequency of Say-on-Pay votes. The Company is required to hold an advisory vote on the frequency of Say-on-Pay votes at least once every six years.
Amendment of Employment Agreement of Karl McDonnell
On July 26, 2023, the Company amended and restated the Employment Agreement of Karl McDonnell, dated May 2, 2013, and as previously amended on April 24, 2014. Under the amended Employment Agreement, Mr. McDonnell’s term of employment as Chief Executive Officer is five years, and is automatically renewable thereafter for additional one-year terms unless the Company or Mr. McDonnell provides notice otherwise. The amended agreement memorializes Mr. McDonnell’s current annual base salary of $961,175, which is subject to annual cost-of-living increases and any other increases that may be approved by the Board of Directors from time to time. Under the amended agreement, Mr. McDonnell is eligible to receive annual grants of equity incentive compensation, which grants will be subject to the Company’s equity compensation program in effect from time to time. All other material terms and conditions remain the same. The foregoing description of the amended Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the amended Employment Agreement, which is filed as Exhibit 10.3 to this report.
Director and Officer Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
10.1
Amended and Restated Employment Agreement, dated as of April 26, 2023, between Strategic Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2023).

10.2
Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated June 13, 2023, among Strategic Education, Inc., certain subsidiaries of Strategic Education Inc. party thereto as subsidiary guarantors, and Truist Bank, as Administrative Agent.

10.3	Amended and Restated Employment Agreement, dated as of July 26, 2023, between Strategic Education, Inc. and Karl McDonnell.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: July 27, 2023