Form 10-Q
period 2023-09-30
Strategic Education, Inc.
filed 2023-11-02
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 20, 2023, there were outstanding 24,415,845 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$213,667	$167,707
Marketable securities	9,156	28,960
Tuition receivable, net	62,953	97,429
Income taxes receivable	—	7,850
Other current assets	43,285	48,689
Total current assets	329,061	350,635
Property and equipment, net	132,845	117,872
Right-of-use lease assets	125,248	110,789
Marketable securities, non-current	13,123	1,914
Intangible assets, net	260,541	249,514
Goodwill	1,251,277	1,228,431
Other assets	49,652	54,945
Total assets	$2,161,747	$2,114,100

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,588	$102,122
Income taxes payable	6,989	—
Contract liabilities	88,488	140,248
Lease liabilities	23,879	23,121
Total current liabilities	209,944	265,491
Long-term debt	101,396	61,247
Deferred income tax liabilities	34,605	28,254
Lease liabilities, non-current	134,006	121,395
Other long-term liabilities	46,006	42,959
Total liabilities	525,957	519,346
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,402,891 and 24,419,092 shares issued and outstanding at December 31, 2022 and September 30, 2023, respectively	244	244
Additional paid-in capital	1,510,924	1,513,023
Accumulated other comprehensive loss	(35,068)	(62,878)
Retained earnings	159,690	144,365
Total stockholders’ equity	1,635,790	1,594,754
Total liabilities and stockholders’ equity	$2,161,747	$2,114,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Revenues	$263,123	$285,936	$795,542	$830,222
Costs and expenses:
Instructional and support costs	153,162	155,735	445,154	470,152
General and administration	97,753	97,598	289,259	292,066
Amortization of intangible assets	3,522	3,382	10,954	10,364
Merger and integration costs	269	330	933	1,335
Restructuring costs	610	3,262	6,129	15,208
Total costs and expenses	255,316	260,307	752,429	789,125
Income from operations	7,807	25,629	43,113	41,097
Other income (expense)	(262)	842	(1,133)	4,411
Income before income taxes	7,545	26,471	41,980	45,508
Provision for income taxes	1,453	8,012	13,639	14,846
Net income	$6,092	$18,459	$28,341	$30,662
Earnings per share:
Basic	$0.26	$0.79	$1.19	$1.31
Diluted	$0.25	$0.77	$1.18	$1.28
Weighted average shares outstanding:
Basic	23,550	23,365	23,765	23,415
Diluted	23,902	23,870	24,026	23,952
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Net income	$6,092	$18,459	$28,341	$30,662
Other comprehensive income (loss):
Foreign currency translation adjustment	(38,171)	(11,891)	(74,677)	(28,053)
Unrealized gains (losses) on marketable securities, net of tax	(189)	97	(895)	243
Comprehensive income (loss)	$(32,268)	$6,665	$(47,231)	$2,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2022	24,637,268	$246	$1,513,509	$166,175	$(28,009)	$1,651,921
Stock-based compensation	—	—	5,605	7	—	5,612
Issuance of restricted stock, net	(4,138)	1	(91)	—	—	(90)
Repurchase of common stock	(178,753)	(2)	(11,121)	(821)	—	(11,944)
Common stock dividends ($0.60 per share)	—	—	—	(14,749)	—	(14,749)
Foreign currency translation adjustment	—	—	—	—	(38,171)	(38,171)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(189)	(189)
Net income	—	—	—	6,092	—	6,092
Balance at September 30, 2022	24,454,377	$245	$1,507,902	$156,704	$(66,369)	$1,598,482

	For the three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2023	24,465,671	$245	$1,509,077	$140,368	$(51,084)	$1,598,606
Stock-based compensation	—	—	3,905	172	—	4,077
Exercise of stock options, net	1,382	—	71	—	—	71
Issuance of restricted stock, net	(47,961)	(1)	(30)	—	—	(31)
Common stock dividends ($0.60 per share)	—	—	—	(14,634)	—	(14,634)
Foreign currency translation adjustment	—	—	—	—	(11,891)	(11,891)
Unrealized gains on marketable securities, net of tax	—	—	—	—	97	97
Net income	—	—	—	18,459	—	18,459
Balance at September 30, 2023	24,419,092	$244	$1,513,023	$144,365	$(62,878)	$1,594,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	16,202	7	—	16,209
Issuance of restricted stock, net	434,068	5	(2,873)	—	—	(2,868)
Repurchase of common stock	(571,789)	(6)	(35,396)	(1,514)	—	(36,916)
Common stock dividends ($1.80 per share)	—	—	—	(44,702)	—	(44,702)
Foreign currency translation adjustment	—	—	—	—	(74,677)	(74,677)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(895)	(895)
Net income	—	—	—	28,341	—	28,341
Balance at September 30, 2022	24,454,377	$245	$1,507,902	$156,704	$(66,369)	$1,598,482

	For the nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	15,030	172	—	15,202
Exercise of stock options, net	2,704	—	126	—	—	126
Issuance of restricted stock, net	142,570	1	(5,051)	—	—	(5,050)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($1.80 per share)	—	—	—	(44,153)	—	(44,153)
Foreign currency translation adjustment	—	—	—	—	(28,053)	(28,053)
Unrealized gains on marketable securities, net of tax	—	—	—	—	243	243
Net income	—	—	—	30,662	—	30,662
Balance at September 30, 2023	24,419,092	$244	$1,513,023	$144,365	$(62,878)	$1,594,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2022	2023
Cash flows from operating activities:
Net income	$28,341	$30,662
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	—	(2,136)
Amortization of deferred financing costs	414	416
Amortization of investment discount/premium	29	(40)
Depreciation and amortization	49,193	44,881
Deferred income taxes	(9,213)	(5,947)
Stock-based compensation	16,209	15,202
Impairment of right-of-use lease assets	1,185	5,135
Changes in assets and liabilities:
Tuition receivable, net	(33,320)	(35,113)
Other assets	417	(12,456)
Accounts payable and accrued expenses	6,768	11,119
Income taxes payable and income taxes receivable	4,498	(14,669)
Contract liabilities	65,437	52,836
Other liabilities	(5,226)	(2,717)
Net cash provided by operating activities	124,732	87,173

Cash flows from investing activities:
Purchases of property and equipment	(32,508)	(27,318)
Purchases of marketable securities	—	(16,904)
Proceeds from marketable securities	2,600	8,175
Proceeds from sale of property and equipment	—	5,890
Proceeds from other investments	—	457
Other investments	(223)	(314)
Cash paid for acquisition, net of cash acquired	(193)	(448)
Net cash used in investing activities	(30,324)	(30,462)

Cash flows from financing activities:
Common dividends paid	(44,600)	(44,139)
Payments on long-term debt	—	(40,000)
Net payments for stock awards	(2,973)	(4,925)
Repurchase of common stock	(36,916)	(9,999)
Net cash used in financing activities	(84,489)	(99,063)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,729)	(3,657)
Net decrease in cash, cash equivalents, and restricted cash	(810)	(46,009)
Cash, cash equivalents, and restricted cash — beginning of period	279,212	227,454
Cash, cash equivalents, and restricted cash — end of period	$278,402	$181,445
Non-cash transactions:
Non-cash additions to property and equipment	$1,910	$2,110
Right-of-use lease assets obtained in exchange for operating lease liabilities	$4,278	$8,329
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
All information as of September 30, 2022 and 2023, and for the three and nine months ended September 30, 2022 and 2023 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date. Certain year-to-date amounts have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.4 million and $2.1 million of these unpaid obligations as of December 31, 2022 and September 30, 2023, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2022 and September 30, 2023, the Company had approximately $11.9 million and $11.2 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2022 and 2023 (in thousands):

	As of September 30,
	2022	2023
Cash and cash equivalents	$262,757	$167,707
Restricted cash included in other current assets	15,145	13,238
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$278,402	$181,445
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Tuition receivable	$110,066	$145,775
Allowance for credit losses	(47,113)	(48,346)
Tuition receivable, net	$62,953	$97,429
Approximately $2.7 million and $2.6 million of tuition receivable, net, are included in other assets as of December 31, 2022 and September 30, 2023, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and nine months ended September 30, 2022 and 2023 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Allowance for credit losses, beginning of period	$43,507	$45,877	$48,783	$47,113
Additions charged to expense	11,895	14,880	27,899	37,138
Write-offs, net of recoveries	(10,462)	(12,411)	(31,742)	(35,905)
Allowance for credit losses, end of period	$44,940	$48,346	$44,940	$48,346
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
Over the last several years, the Company has been evaluating its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. One facility identified to be marketed for sale was an owned U.S. Higher Education campus consisting of land, buildings, and building improvements. The Company determined that it met all of the criteria to classify these assets as held for sale as of March 31, 2023. No loss was recorded as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based upon the anticipated sales price of these assets.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,402,891 and 24,419,092 shares were issued and outstanding as of December 31, 2022 and September 30, 2023, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2023, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 11, 2023.
Net Income Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units (“stock awards”). The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock awards are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Weighted average shares outstanding used to compute basic earnings per share	23,550	23,365	23,765	23,415
Incremental shares issuable upon the assumed exercise of stock options	3	3	3	4
Unvested restricted stock and restricted stock units	349	502	258	533
Shares used to compute diluted earnings per share	23,902	23,870	24,026	23,952

Anti-dilutive shares excluded from the diluted earnings per share calculation	11	276	149	219
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2022 and September 30, 2023, the balance of accumulated other comprehensive loss was $35.1 million, net of tax of $0.1 million, and $62.9 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and nine months ended September 30, 2022 and 2023.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$177,678	$192,850	$546,407	$575,725
Other(1)	7,821	8,978	24,884	25,677
Total U.S. Higher Education Segment	185,499	201,828	571,291	601,402
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	60,238	61,667	173,621	165,855
Other(1)	939	1,597	3,611	4,384
Total Australia/New Zealand Segment	61,177	63,264	177,232	170,239
Education Technology Services Segment(2)	16,447	20,844	47,019	58,581
Consolidated revenue	$263,123	$285,936	$795,542	$830,222
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
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the nine months ended September 30,
	2022	2023
Balance at beginning of period	$52,024	$46,842
Revenue deferred	12,647	14,543
Benefit redeemed	(16,295)	(16,931)
Balance at end of period	$48,376	$44,454
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
Costs to Obtain a Contract
Certain commissions earned by third party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the Australia/New Zealand segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.
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
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities related to the 2020 restructuring plan during the nine months ended September 30, 2022 (in thousands):

2020 Restructuring Plan
Balance at December 31, 2021	$1,612
Restructuring and other charges	1,241
Payments	(2,853)
Balance at September 30, 2022	$—
The final severance payments under the 2020 restructuring plan were made in the third quarter of 2022.
The Company also incurs severance and other employee separation costs related to voluntary and involuntary employee terminations that are not tied to a formal restructuring plan. During the three and nine months ended September 30, 2023, the Company incurred $2.9 million and $11.3 million of severance and other employee separation charges related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.

The following details the changes in the Company's severance and other employee separation costs restructuring liabilities during the nine months ended September 30, 2023 (in thousands):

Severance Restructuring Liability
Balance at December 31, 2022	$—
Restructuring and other charges	11,256
Payments	(8,731)
Balance at September 30, 2023(1)	$2,525
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses.
The Company has also been evaluating its owned and leased real estate portfolio, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $0.1 million and $1.2 million of right-of-use lease asset charges during the three and nine months ended September 30, 2022, respectively, and approximately $5.1 million during the nine months ended September 30, 2023, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.1 million and $2.5 million during the three and nine months ended September 30, 2022, respectively, and approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023, the Company recorded a $2.1 million gain from the sale of property and equipment of an owned campus that was previously closed. These right-of-use lease asset and fixed asset impairment charges and gains on the sale of property and equipment are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of September 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$11,654	$1	$(263)	$11,392
Corporate debt securities	3,204	—	(122)	3,082
Total available-for sale securities	$14,858	$1	$(385)	$14,474

Held-to-maturity securities:
Term deposits	$16,400	$—	$—	$16,400
The following is a summary of available-for-sale securities as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$15,852	$2	$(507)	$15,347
Corporate debt securities	7,140	—	(208)	6,932
Total	$22,992	$2	$(715)	$22,279
The Company had no held-to-maturity securities as of December 31, 2022.
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2022 and September 30, 2023 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2023, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $13.5 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and nine months ended September 30, 2022 and 2023. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022		September 30, 2023
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$9,156	$—	$12,560	$16,400
Due after one year through three years	13,123	—	1,914	—
Total	$22,279	$—	$14,474	$16,400
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Maturities of marketable securities	$500	$3,215	$2,600	$8,175
Sales of marketable securities	—	—	—	—
Total	$500	$3,215	$2,600	$8,175
The Company did not record any gross realized gains or losses in net income during the three and nine months ended September 30, 2022 and September 30, 2023.
6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of September 30, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$78,308	$78,308	$—	$—
U.S. treasury bills	14,915	14,915	—	—
Available-for-sale securities:
Tax-exempt municipal securities	11,392	—	11,392	—
Corporate debt securities	3,082	—	3,082	—
Total assets at fair value on a recurring basis	$107,697	$93,223	$14,474	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$217	$217	$—	$—
Available-for-sale securities:
Tax-exempt municipal securities	15,347	—	15,347	—
Corporate debt securities	6,932	—	6,932	—
Total assets at fair value on a recurring basis	$22,496	$217	$22,279	$—

The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills – Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2022 and September 30, 2023 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2022 and 2023.
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
Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2022 are as follows (in thousands):

As of September 30, 2022
Balance as of the beginning of period	$658
Amounts paid	(658)
Other adjustments to fair value	—
Balance at end of period	$—
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2023 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2022	$632,075	$519,202	$100,000	$1,251,277
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(22,846)	—	(22,846)
Adjustments to prior acquisitions	—	—	—	—
Balance as of September 30, 2023	$632,075	$496,356	$100,000	$1,228,431
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2023 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three and nine months ended September 30, 2022 and 2023.

Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,185	$(191,125)	$9,060	$200,095	$(199,155)	$940
Not subject to amortization
Trade names	251,481	—	251,481	248,574	—	248,574
Total	$451,666	$(191,125)	$260,541	$448,669	$(199,155)	$249,514
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $8.5 million and $8.0 million for the nine months ended September 30, 2022 and 2023, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2023 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2022 and 2023.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Prepaid expenses	$19,073	$23,685
Restricted cash	13,287	13,238
Cloud computing arrangements	7,859	7,231
Other	3,066	4,535
Other current assets	$43,285	$48,689
9. Other Assets
Other assets consist of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Prepaid expenses, net of current portion	$18,192	$17,321
Equity method investments	13,879	16,175
Cloud computing arrangements, net of current portion	7,507	12,021
Other investments	3,396	2,806
Tuition receivable, net, non-current	2,673	2,559
Other	4,005	4,063
Other assets	$49,652	$54,945

Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2022 and September 30, 2023, $17.7 million and $16.5 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.4 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Limited partnership investments, beginning of period	$14,011	$17,205	$15,582	$13,879
Capital contributions	—	162	48	314
Pro-rata share in the net income (loss) of limited partnerships	(32)	(114)	32	3,060
Distributions	—	(1,078)	(1,683)	(1,078)
Limited partnership investments, end of period	$13,979	$16,175	$13,979	$16,175
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
Other
Other is comprised primarily of deferred financing costs associated with the Company’s credit facility, deferred contract costs related to commissions paid in the Australia/New Zealand segment to third party international agents, and refundable security deposits associated with the Company’s leased campus and office space.
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Trade payables	$45,826	$54,856
Accrued compensation and benefits	32,608	36,767
Accrued student obligations and other	12,154	10,499
Accounts payable and accrued expenses	$90,588	$102,122

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
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.20% to 0.30% per annum depending on the Company’s leverage ratio, times the daily unused amount under the Revolving Credit Facility.
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
The Company was in compliance with all the terms of the Amended Credit Facility as of September 30, 2023.
In September 2023, the Company repaid $40.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2022 and September 30, 2023, the Company had approximately $101.4 million and $61.2 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.4 million and $3.2 million was denominated in Australian dollars as of December 31, 2022 and September 30, 2023, respectively.
During the nine months ended September 30, 2022 and 2023, the Company paid $3.0 million and $5.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Contract liabilities, net of current portion	$36,540	$34,738
Asset retirement obligations	6,283	5,273
Other	3,183	2,948
Other long-term liabilities	$46,006	$42,959

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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Instructional and support costs	$1,802	$597	$5,190	$4,128
General and administration	3,810	3,210	11,019	10,708
Restructuring costs	—	270	—	366
Stock-based compensation expense included in operating expense	5,612	4,077	16,209	15,202
Tax benefit	1,460	1,054	4,250	3,988
Stock-based compensation expense, net of tax	$4,152	$3,023	$11,959	$11,214
During the nine months ended September 30, 2022 and 2023, the Company recognized shortfall tax impacts of approximately $1.4 million related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the nine months ended September 30, 2022 and 2023, the Company recorded income tax expense of $13.6 million and $14.8 million, reflecting an effective tax rate of 32.5% and 32.6%, respectively. Income tax expense for the nine months ended September 30, 2022 and 2023 include shortfall tax impacts of approximately $1.4 million related to share-based payment arrangements.
The Company had $0.9 million of unrecognized tax benefits as of December 31, 2022 and September 30, 2023. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $20.2 million and $35.6 million in income taxes during the nine months ended September 30, 2022 and 2023, respectively.
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
A summary of financial information by reportable segment for the three and nine months ended September 30, 2022 and 2023 is presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Revenues
U.S. Higher Education	$185,499	$201,828	$571,291	$601,402
Australia/New Zealand	61,177	63,264	177,232	170,239
Education Technology Services	16,447	20,844	47,019	58,581
Consolidated revenues	$263,123	$285,936	$795,542	$830,222
Income (loss) from operations
U.S. Higher Education	$(1,948)	$10,412	$25,386	$26,742
Australia/New Zealand	8,934	13,875	20,506	20,984
Education Technology Services	5,222	8,316	15,237	20,278
Amortization of intangible assets	(3,522)	(3,382)	(10,954)	(10,364)
Merger and integration costs	(269)	(330)	(933)	(1,335)
Restructuring costs	(610)	(3,262)	(6,129)	(15,208)
Consolidated income from operations	$7,807	$25,629	$43,113	$41,097
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
United States Regulation
CARES Act
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the CARES Act suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. In June 2023, the Department of Education announced that student loan interest would begin to accrue on September 1, 2023, and student loan repayment resumed in October 2023.
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
Section 432(a) Committee
In June 2023, the Department indicated its intention to establish a rulemaking committee related to the modification, waiver or compromise of federal student loans, as permitted in HEA Section 432(a). The Department held a public hearing on July 18, and accepted written comments through July 20, 2023. In September 2023, the Department announced its selection of non-federal negotiators and the first round of rulemaking meetings were held on October 10 and 11, 2023. The rulemaking committee is also scheduled to meet in November and December 2023.
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
Financial Value Transparency and Gainful Employment, Financial Responsibility, Administrative Capability, Certification Procedures, and Ability to Benefit
On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations will take effect July 1, 2024. The Department has indicated that it will release metrics beginning in the 2025 financial aid award year. Beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026.
On October 23, 2023, the Department released final rules on financial responsibility, administrative capability, certification procedures, and ability to benefit. The Department’s final rules regarding financial responsibility establish new mandatory triggers—including but not limited to failing 90/10, receiving at least 50% of funds from programs that are failing gainful employment, or being subject to a Department action to recover losses from approved Borrower Defense to Repayment claims that would cause a recalculated composite score to fall below 1.0—that allow the Department to seek financial protection or recalculate the institution’s financial composite score to determine whether an institution’s financial condition has materially weakened. The rules also establish new discretionary triggers that will result in the Department conducting case-by-case analysis to see if additional protection is needed. In general, institutions will be required to report triggering events within 21 days of occurrence. According to the regulation, such triggering events may result in a financial protection requirement that would most likely take the form of a letter of credit or cash escrow and provisional certification to participate in Title IV.
Under the final administrative capability rule, institutions will be required to offer adequate services to students, including financial aid counseling and career services support. The final language also includes a new requirement that institutions provide students with geographically accessible clinical or externship opportunities as required for licensure.
In final rules regarding certification procedures, the Department indicates, among other things, that it will consider withdrawal rates, gainful employment rates, licensure passage rates, and instructional and advertising spend when making institutional eligibility determinations. The regulation also provides the Secretary authority to require institutions to submit all marketing materials in cases where the institution is provisionally certified and is found to have engaged in substantial misrepresentation, aggressive recruitment, or a failure to comply with incentive compensation rules. The final regulation also makes changes regarding licensure-track programs, including preventing an institution from offering Title IV aid to a student enrolled in a program that does not meet educational prerequisites for licensure in the state in which the student is located. The Department’s final regulation also requires institutions to comply with all State laws related to closure, including record retention, teach-out plans or agreements and tuition recovery funds or surety bonds for each state in which the institution is located and in each state in which students enrolled by the institution in distance education courses are located.
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
The Department of Education’s final BDTR rules that took effect on July 1, 2023 are currently being challenged in litigation, to which we are not a party. The litigation alleges that the new rules are unconstitutional, arbitrary and capricious, and that the Department has exceeded its authority in adopting them. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the final BDTR and closed school discharge rules. The matter will be heard by the Fifth Circuit panel during the sitting commencing November 6, 2023, and the previous versions of the BDTR and closed school discharge rules remain in effect until at least then. The Company is unable to predict the ultimate outcome of the litigation.
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
State Authorization Reciprocity Agreement (SARA)
Strayer University and Capella University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would have significantly altered the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments were accepted through May 17, 2023. In September 2023, NC-SARA’s four regional compacts completed evaluation of the proposed policy changes and unanimously approved six proposed policy changes to be voted upon by the NC-SARA board of directors on October 24, 2023. The remaining proposed policy changes to be voted upon do not include the proposals to permit states to apply more stringent standards to for-profit institutions or exclude for-profit institutions from NC-SARA participation.
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
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. On February 15, 2023 the Department released a Dear Colleague Letter (“DCL”) (GEN 23-03) with updated guidance expanding the definition of third-party servicers and covered activities to include vendors providing student recruitment and retention services, software products and services related to Title IV administration activities, and educational content and instruction, initially requiring institutions to be in compliance with the new guidance by May 1, 2023. On February 28, 2023, the Department extended the effective date of the updated guidance and reporting requirements from May 1, 2023 to September 1, 2023. On April 11, 2023, the Department again delayed the effective date until six months after the Department publishes a new, revised final guidance letter on the topic, and on May 16, 2023, the Department formally rescinded its 2023 and prior guidance (DCL GEN-16-15 and the March 8, 2017 Electronic Announcement) prohibiting contracts between colleges and foreign-owned or operated servicers. Additionally, in March 2023, the Department indicated via Federal Register publication its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on third-party servicers and related issues.
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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking and other action by the Department or other governmental entities, including without limitation action related to borrower defense to repayment applications, and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Segments Overview
As of September 30, 2023, we had the following reportable segments:
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
•In the third quarter of 2023, USHE enrollment increased 9.9% to 82,548 compared to 75,144 for the same period in 2022.
•Trailing 4-quarter student persistence within USHE was 87.3% in the second quarter of 2023 compared to 87.3% for the same period in 2022. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023
86.9%	86.8%	87.1%	87.3%	87.7%	87.4%	87.4%	87.3%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 7.4% as of the end of the second quarter of 2023. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023
(15.1)%	(11.3)%	(8.1)%	(6.4)%	(5.3)%	(6.2)%	(7.2)%	(7.4)%
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
•In the third quarter of 2023, employer affiliated enrollment as a percentage of USHE enrollment was 27.8% compared to 25.3% for the same period in 2022.
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
•In the third quarter of 2023, Australia/New Zealand enrollment decreased 1.2% to 18,279 compared to 18,493 for the same period in 2022.
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
Revenue recognition — Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the nine months ended September 30, 2023 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2023, we had deferred $44.5 million for estimated redemptions earned under the Graduation Fund, as compared to $46.8 million at December 31, 2022. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2023, our bad debt expense was 5.2% of revenue, compared to 4.5% for the same period in 2022. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2023 would have changed our income from operations by approximately $1.5 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and nine months ended September 30, 2023 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2023.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2023.
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
Results of Operations
In the third quarter of 2023, we generated $285.9 million in revenue compared to $263.1 million for the same period in 2022. Our income from operations was $25.6 million in the third quarter of 2023 compared to $7.8 million for the same period in 2022, principally due to higher revenue driven by enrollment growth in the USHE segment and growth in Sophia Learning subscriptions in the Education Technology Services segment, partially offset by higher restructuring costs. Net income in the third quarter of 2023 was $18.5 million compared to $6.1 million for the same period in 2022, and diluted earnings per share was $0.77 in the third quarter of 2023 compared to $0.25 for the same period in 2022. For the nine months ended September 30, 2023, we generated $830.2 million in revenue compared to $795.5 million for the same period in 2022. Our income from operations was $41.1 million for the nine months ended September 30, 2023 compared to $43.1 million for the same period in 2022, principally due to higher restructuring costs and unfavorable foreign currency exchange impacts, partially offset by higher earnings in the Education Technology Services and USHE segments as a result of revenue growth. Net income was $30.7 million for the nine months ended September 30, 2023 compared to $28.3 million for the same period in 2022, and diluted earnings per share was $1.28 in the nine months ended September 30, 2023 compared to $1.18 for the same period in 2022.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenues. Consolidated revenue increased to $285.9 million in the third quarter of 2023 compared to $263.1 million in the third quarter of 2022, primarily due to an increase in USHE enrollment and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. In the USHE segment for the three months ended September 30, 2023, total enrollment increased 9.9% to 82,548 from 75,144 for the same period in 2022. USHE segment revenue increased 8.8% to $201.8 million in the third quarter of 2023 compared to $185.5 million in the third quarter of 2022, primarily due to an increase in enrollment. In the Australia/New Zealand segment for the three months ended September 30, 2023, total enrollment decreased 1.2% to 18,279 from 18,493 for the same period in 2022. Australia/New Zealand segment revenue increased 3.4% to $63.3 million in the third quarter of 2023 compared to $61.2 million in the third quarter of 2022, primarily due to higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenue increased 26.7% to $20.8 million in the third quarter of 2023 compared to $16.4 million in the third quarter of 2022, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $155.7 million in the third quarter of 2023 compared to $153.2 million in the third quarter of 2022, principally due to increases in bad debt expense, personnel-related costs, student material costs, and technology-related expenses, partially offset by lower stock-based compensation expense and facility costs, and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 54.5% in the third quarter of 2023 from 58.2% in the third quarter of 2022.
General and administration expenses. Consolidated general and administration expenses decreased to $97.6 million in the third quarter of 2023 compared to $97.8 million in the third quarter of 2022, principally due to lower personnel-related costs and stock-based compensation expense, and favorable foreign currency exchange impacts, partially offset by increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 34.1% in the third quarter of 2023 from 37.2% in the third quarter of 2022.
Amortization of intangible assets. Amortization of intangible assets decreased to $3.4 million in the third quarter of 2023 compared to $3.5 million in the third quarter of 2022, due to favorable foreign currency exchange impacts.
Merger and integration costs. Merger and integration costs were $0.3 million in the third quarter of 2023 and 2022, primarily due to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $3.3 million in the third quarter of 2023 compared to $0.6 million in the third quarter of 2022, primarily due to higher severance and other personnel-related expenses from employee terminations in the third quarter of 2023.
Income from operations. Consolidated income from operations increased to $25.6 million in the third quarter of 2023 compared to $7.8 million in the third quarter of 2022, principally due to higher revenue driven by enrollment growth in the USHE segment and growth in Sophia Learning subscriptions in the Education Technology Services segment, partially offset by higher restructuring costs. In the USHE segment, income from operations was $10.4 million in the third quarter of 2023 compared to $1.9 million of loss from operations in the third quarter of 2022, primarily driven by higher revenue due to an increase in enrollment, partially offset by higher bad debt expense. In the Australia/New Zealand segment, income from operations increased 55.3% to $13.9 million in the third quarter of 2023 compared to $8.9 million in the third quarter of 2022, primarily driven by higher revenue and personnel cost savings due to headcount reductions. In the Education Technology Services segment, income from operations increased 59.2% to $8.3 million in the third quarter of 2023 compared to $5.2 million in the third quarter of 2022, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) increased to $0.8 million of income in the third quarter of 2023 compared to $0.3 million of expense in the third quarter of 2022, as a result of an increase in interest income, partially offset by an increase in interest expense due to higher interest rates. We incurred $2.0 million of interest expense in the three months ended September 30, 2023 compared to $1.6 million in the three months ended September 30, 2022.
Provision for income taxes. Income tax expense was $8.0 million in the third quarter of 2023, compared to $1.5 million in the third quarter of 2022. Our effective tax rate for the quarter was 30.3%, compared to 19.3% for the same period in 2022.
Net income. Net income increased to $18.5 million in the third quarter of 2023 compared to $6.1 million in the third quarter of 2022 due to the factors discussed above.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues. Consolidated revenue increased to $830.2 million in the nine months ended September 30, 2023 compared to $795.5 million in the same period in 2022, primarily due to an increase in USHE enrollment and growth in Sophia Learning subscriptions, partially offset by a decrease in Australia/New Zealand segment revenue due to the timing of academic term start dates and unfavorable foreign currency exchange impacts. USHE segment revenue increased 5.3% to $601.4 million in the nine months ended September 30, 2023 compared to $571.3 million in the same period in 2022, primarily due to an increase in enrollment. Australia/New Zealand segment revenue decreased 3.9% to $170.2 million in the nine months ended September 30, 2023 compared to $177.2 million in the same period in 2022, primarily due to the timing of the academic term start dates and unfavorable foreign currency exchange impacts, partially offset by higher revenue per student as a result of students taking higher course loads. Education Technology Services segment revenue increased 24.6% to $58.6 million in the nine months ended September 30, 2023 compared to $47.0 million in the same period in 2022, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $470.2 million in the nine months ended September 30, 2023 compared to $445.2 million in the same period in 2022, principally due to increases in personnel-related costs, bad debt expense, student material costs, and technology-related costs, partially offset by lower facility costs and stock-based compensation expense, and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues increased to 56.6% in the nine months ended September 30, 2023 from 56.0% in the nine months ended September 30, 2022.
General and administration expenses. Consolidated general and administration expenses increased to $292.1 million in the nine months ended September 30, 2023 compared to $289.3 million in the same period in 2022, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 35.2% in the nine months ended September 30, 2023 from 36.4% in the nine months ended September 30, 2022.
Amortization of intangible assets. Amortization of intangible assets decreased to $10.4 million in the nine months ended September 30, 2023 compared to $11.0 million in the same period in 2022, due to favorable foreign currency exchange impacts.
Merger and integration costs. Merger and integration costs increased to $1.3 million in the nine months ended September 30, 2023 compared to $0.9 million in the same period in 2022, and are primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $15.2 million in the nine months ended September 30, 2023 compared to $6.1 million in the same period in 2022, primarily due to higher severance and other personnel-related expenses from employee terminations and higher right-of-use lease asset and fixed asset impairment charges associated with vacating leased space in the nine months ended September 30, 2023, partially offset by a $2.1 million gain from the sale of property and equipment of an owned campus in 2023.
Income from operations. Consolidated income from operations decreased to $41.1 million in the nine months ended September 30, 2023 compared to $43.1 million in the same period in 2022, principally due to higher restructuring costs and unfavorable foreign currency exchange impacts, partially offset by higher earnings in the Education Technology Services and USHE segments as a result of revenue growth. USHE segment income from operations increased 5.3% to $26.7 million in the nine months ended September 30, 2023 compared to $25.4 million in the same period in 2022, primarily due to higher revenue from an increase in enrollments. Australia/New Zealand segment income from operations increased 2.3% to $21.0 million in the nine months ended September 30, 2023 compared to $20.5 million in the same period in 2022, primarily driven by personnel cost savings due to headcount reductions, partially offset by lower revenue due to the timing of academic term start dates and unfavorable foreign currency impacts. Education Technology Services segment income from operations increased 33.1% to $20.3 million in the nine months ended September 30, 2023 compared to $15.2 million in the same period in 2022, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners.
Other income (expense). Other income (expense) increased to $4.4 million of income in the nine months ended September 30, 2023 compared to $1.1 million of expense in the same period in 2022, as a result of an increase in investment income from our limited partnership investments and an increase in interest income, partially offset by an increase in interest expense due to higher interest rates. We incurred $5.8 million of interest expense in the nine months ended September 30, 2023 compared to $3.6 million in the nine months ended September 30, 2022.
Provision for income taxes. Income tax expense was $14.8 million in the nine months ended September 30, 2023 compared to $13.6 million in the same period in 2022. Income tax expense for the nine months ended September 30, 2023 and 2022 include shortfall tax impacts of approximately $1.4 million related to share-based payment arrangements. Our effective tax rate for the nine months ended September 30, 2023 was 32.6%, compared to 32.5% for the same period in 2022.
Net income. Net income increased to $30.7 million in the nine months ended September 30, 2023 compared $28.3 million in the same period in 2022 due to the factors discussed above.

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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and nine months ended September 30, 2023 are also presented on a constant currency basis.
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
Adjusted income from operations was $32.6 million in the third quarter of 2023 compared to $12.2 million in 2022. Adjusted net income was $23.3 million in the third quarter of 2023 compared to $8.0 million in 2022, and adjusted diluted earnings per share was $0.97 in the third quarter of 2023 compared to $0.33 in 2022. Adjusted income from operations was $68.0 million for the nine months ended September 30, 2023 compared to $61.1 million for the same period in 2022. Adjusted net income was $48.7 million for the nine months ended September 30, 2023 compared to $41.5 million for the same period in 2022, and adjusted diluted earnings per share was $2.03 for the nine months ended September 30, 2023 compared to $1.73 for the same period in 2022.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$285,936	$—	$—	$—	$—	$—	$285,936
Total costs and expenses	$260,307	$(3,382)	$(330)	$(3,262)	$—	$—	$253,333
Income from operations	$25,629	$3,382	$330	$3,262	$—	$—	$32,603
Operating margin	9.0%						11.4%
Income before income taxes	$26,471	$3,382	$330	$3,262	$(215)	$—	$33,230
Net income	$18,459	$3,382	$330	$3,262	$(215)	$(1,957)	$23,261

Diluted earnings per share	$0.77						$0.97
Weighted average diluted shares outstanding	23,870						23,870

Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$263,123	$—	$—	$—	$—	$—	$263,123
Total costs and expenses	$255,316	$(3,522)	$(269)	$(610)	$—	$—	$250,915
Income from operations	$7,807	$3,522	$269	$610	$—	$—	$12,208
Operating margin	3.0%						4.6%
Income before income taxes	$7,545	$3,522	$269	$610	$(39)	$—	$11,907
Net income	$6,092	$3,522	$269	$610	$(39)	$(2,478)	$7,976

Diluted earnings per share	$0.25						$0.33
Weighted average diluted shares outstanding	23,902						23,902
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$830,222	$—	$—	$—	$—	$—	$830,222
Total costs and expenses	$789,125	$(10,364)	$(1,335)	$(15,208)	$—	$—	$762,218
Income from operations	$41,097	$10,364	$1,335	$15,208	$—	$—	$68,004
Operating margin	5.0%						8.2%
Income before income taxes	$45,508	$10,364	$1,335	$15,208	$(2,826)	$—	$69,589
Net income	$30,662	$10,364	$1,335	$15,208	$(2,826)	$(6,031)	$48,712

Diluted earnings per share	$1.28						$2.03
Weighted average diluted shares outstanding	23,952						23,952
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2022

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$795,542	$—	$—	$—	$—	$—	$795,542
Total costs and expenses	$752,429	$(10,954)	$(933)	$(6,129)	$—	$—	$734,413
Income from operations	$43,113	$10,954	$933	$6,129	$—	$—	$61,129
Operating margin	5.4%						7.7%
Income before income taxes	$41,980	$10,954	$933	$6,129	$(178)	$—	$59,818
Net income	$28,341	$10,954	$933	$6,129	$(178)	$(4,666)	$41,513

Diluted earnings per share	$1.18						$1.73
Weighted average diluted shares outstanding	24,026						24,026
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
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.0% for the three and nine months ended September 30, 2023, and an adjusted effective tax rate of 33.0% and 30.6% for the three and nine months ended September 30, 2022, respectively.

The table below presents our adjusted results of operations on a constant currency basis for the three and nine months ended September 30, 2023 (amounts in thousands, except per share data):

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$285,936	$2,453	$288,389	$830,222	$10,015	$840,237
Total costs and expenses	$253,333	$2,029	$255,362	$762,218	$8,370	$770,588
Income from operations	$32,603	$424	$33,027	$68,004	$1,645	$69,649
Operating margin	11.4%		11.5%	8.2%		8.3%
Income before income taxes	$33,230	$464	$33,694	$69,589	$1,737	$71,326
Net income	$23,261	$325	$23,586	$48,712	$1,217	$49,929

Diluted earnings per share	$0.97		$0.99	$2.03		$2.08
Weighted average diluted shares outstanding	23,870		23,870	23,952		23,952
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three and nine months ended September 30, 2023 at a constant exchange rate of 0.68 and 0.71 Australian Dollars to U.S. Dollars, respectively, which were the average exchange rates for the same periods in 2022.
Liquidity and Capital Resources
At September 30, 2023, we had cash, cash equivalents, and marketable securities of $198.6 million compared to $235.9 million at December 31, 2022 and $288.8 million at September 30, 2022. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at September 30, 2023 and 2022. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include tax-exempt municipal securities, corporate debt securities, and term deposits. During the nine months ended September 30, 2023 and 2022, we earned interest income of $7.6 million and $1.9 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2023. In September 2023, the Company repaid $40.0 million of the outstanding balance under the Revolving Credit Facility. As of September 30, 2023 and 2022, we had $61.2 million and $141.2 million, respectively, outstanding under our Revolving Credit Facility. During the nine months ended September 30, 2023 and 2022, we paid $5.4 million and $3.0 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the nine months ended September 30, 2023 decreased to $87.2 million, compared to $124.7 million for the same period in 2022. The decrease in net cash from operating activities was primarily driven by an increase in cash used for working capital and higher tax payments.
Our net cash used in investing activities for the nine months ended September 30, 2023 increased to $30.5 million, compared to $30.3 million for the same period in 2022. The increase in net cash used in investing activities was primarily driven by $16.9 million in purchases of marketable securities, partially offset by $5.9 million of cash proceeds related to the sale of property and equipment, higher cash proceeds from marketable securities and other investments, and lower capital expenditures for the nine months ended September 30, 2023. Capital expenditures decreased to $27.3 million for the nine months ended September 30, 2023, compared to $32.5 million for the same period in 2022, primarily due to the timing of capital projects.
Our net cash used in financing activities for the nine months ended September 30, 2023 increased to $99.1 million, compared to $84.5 million for the same period in 2022. The increase in net cash used in financing activities was primarily driven by a $40.0 million long-term debt payment and an increase in net payments for employee stock awards, partially offset by a $26.9 million decrease in repurchases of common stock.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first three quarters of 2023. During the nine months ended September 30, 2023, we paid a total of $44.1 million in cash dividends on our common stock, compared to $44.6 million for the same period in 2022. During the nine months ended September 30, 2023, we paid $10.0 million to repurchase shares of common stock in the open market under our repurchase program, compared to $36.9 million for the same period in 2022. As of September 30, 2023, we had $236.8 million of share repurchase authorization remaining to use through December 31, 2023.
For the third quarter of 2023 and 2022, bad debt expense as a percentage of revenue was 5.2% and 4.5%, respectively.
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
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2023, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At September 30, 2023, we had $61.2 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 20.5% of our consolidated revenues for the nine months ended September 30, 2023. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the nine months ended September 30, 2023, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $17.0 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2023 was a decrease of $3.7 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2023, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2022, using the formula specified in the Higher Education Act, Strayer University derived approximately 80.57% of its cash-basis revenues from these programs. For fiscal year 2022, Capella University derived approximately 65.30% of its cash-basis revenues from Title IV program funds. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. The Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule will apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would have significantly altered the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments were accepted through May 17, 2023. In September 2023, NC-SARA’s four regional compacts completed evaluation of the proposed policy changes and unanimously approved six proposed policy changes to be voted upon by the NC-SARA board of directors on October 24, 2023. We cannot predict whether NC-SARA will adopt any of these proposals. While the remaining proposed policy changes to be voted upon do not include the proposals to permit states to apply more stringent standards to for-profit institutions or exclude for-profit institutions from NC-SARA participation, the process demonstrates the possibility that the adoption of certain NC-SARA proposals, including the earlier proposal to alter standards or to eliminate the ability of for-profit institutions to participate in the agreements, could have a material adverse effect on Strayer

University, Capella University, and the Company. For example, if excluded from the ability to participate in the agreements, Strayer University and Capella University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2023, the Company did not repurchase any shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $236.8 million as of September 30, 2023, and is available for use through December 31, 2023.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
10.1
Amended and Restated Employment Agreement, dated as of July 26, 2023, between Strategic Education, Inc. and Karl McDonnell (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2023).

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
Date: November 2, 2023