Form 10-K
period 2023-12-31
Strategic Education, Inc.
filed 2024-02-29
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion.
The total number of shares of common stock outstanding as of January 26, 2024 was 24,406,816.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2023 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•rulemaking and other action by the U.S. Department of Education (“Department of Education” or the “Department”) or other governmental entities, including without limitation action related to borrower defense to repayment applications, gainful employment, 90/10, and increased focus by the U.S. Congress on for-profit education institutions;
•competitive factors;
•risks associated with the ultimate impact of COVID-19 on people and economies;
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

Item 1.    Business
Overview
Strategic Education, Inc. is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries, Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations emphasize relationships through our Education Technology Services segment with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs.
We generated net revenue of $1.1 billion in 2023. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2023, our three reportable segments consisted of U.S. Higher Education, Australia/New Zealand, and Education Technology Services.
U.S. Higher Education (“USHE”) Segment
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University (the “USHE Universities”), including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also offers non-degree web and mobile application development courses through Hackbright Academy (“Hackbright”) and Devmountain, which are units of Strayer University.
Student Profile
The following is a breakdown of students by program level enrolled in the USHE Universities as of the 2023 fall term:

Program	Capella University students	Strayer University students	Total USHE students	Percentage of USHE students
Bachelor’s	17,658	31,964	49,622	57%
Master’s	20,307	5,622	25,929	30%
Doctoral	7,476	—	7,476	9%
Associate’s	—	2,253	2,253	3%
Certificate/Other	869	84	953	1%
Total students	46,310	39,923	86,233	100%
The USHE segment has a very diverse student population. Of the students enrolled in the USHE Universities programs as of the 2023 fall term, approximately 72% were age 31 or older, approximately 79% were engaged in part-time study, approximately 78% of students self-reporting their gender were female, and approximately 58% of students self-reporting their ethnicity were minorities.
The USHE business is seasonal, and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.
Capella University
Founded in 1993, Capella University is an online accredited institution of higher education offering a variety of undergraduate and graduate degree programs, as well as certificate programs, in business, information technology, health care administration, counseling, psychology, human services, education, social work, nursing, and health sciences, primarily delivered to working adults. Capella University primarily focuses on master’s and doctoral degree offerings, with approximately 60% of its students enrolled in such programs.
Capella University is accredited by the Higher Learning Commission (the “Higher Learning Commission” or “HLC”), a higher education institutional accrediting agency recognized by the Department of Education.

Curriculum
Capella University’s educational offerings are competency-based and delivered in two online, convenient, and flexible formats known as GuidedPath and FlexPath. Capella University designs its curricula to help working adult students develop specific competencies they can apply in their workplace. Capella University’s GuidedPath delivery model consists of credit-hour courses offered on a quarterly academic schedule, which coincide with calendar quarters. Capella University provides new students in most GuidedPath programs the flexibility to begin the first course in their program of study at the beginning of any month. These students then enroll in subsequent courses on a regular quarterly course schedule. Students enroll in one to two courses per quarter depending on the program. Each course has a designated start date, and most courses last for ten weeks.
Capella University develops GuidedPath courses to be asynchronous, allowing students to attend each course according to their weekly schedule. GuidedPath students demonstrate their mastery of competencies through authentic assessments. They must participate weekly in discussions and/or respond to questions posed by the instructor and other students’ comments. This format provides an interactive experience in which each student is encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in courses each week. Capella University’s online format provides a digital record of student interactions for the course instructor to assess students’ engagement levels and demonstrate required competencies. The course design also includes an assessment of course competencies.
Capella University also offers courses in a second format called FlexPath. The FlexPath delivery model is a form of competency-based education untethered from the traditional credit hour, called direct assessment. In FlexPath, faculty assess students’ mastery of competencies through authentic assessments upon student submission. FlexPath students set their own deadlines, demonstrate competencies via authentic assessment, and move through courses at their speed, allowing them to accelerate or slow down to meet their learning needs and schedule demands.
The primary exception to Capella University’s online format is for specific doctoral and master’s degree programs related to professional licensure. These students participate in periodic residencies, year-in-residencies, and supervised practica and internships as part of their programs. Residencies typically last four to 12 days and are required, on average, yearly for students in applicable programs. The program in which the student is enrolled determines the length of the supervised practica and internships.
Capella University also offers certificate programs, consisting of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for an undergraduate degree program, graduate degree program or on a stand-alone basis. The duration of certificate programs ranges from two quarters to approximately two years.
Faculty
Capella University hires faculty with teaching and/or practitioner experience in their discipline and appropriate academic credentials. The faculty consists of full-time academic administrators as well as core, part-time, and adjunct faculty. The primary responsibilities of full-time academic administrators are to monitor the quality and relevance of curricula, recruit and manage teaching faculty, and maintain accreditation standards. School academic leaders supervise faculty. Core, part-time, and adjunct faculty teach courses, serve on curriculum or other relevant committees, work on curriculum development in their areas of expertise, and serve as comprehensive exam readers and dissertation mentors to doctoral students in addition to other responsibilities.
None of Capella University’s employees are a party to any collective bargaining or similar agreement with Capella University. Before offering a teaching assignment, Capella University provides significant training to new faculty members, including an online development program focused on the Capella University way of effective online teaching, its educational philosophy, teaching expectations and its online platform. In addition, the university provides all faculty members with professional development and training opportunities on an ongoing basis.
Organization of Capella University
Overall academic and business decisions of Capella University, including review and approval of the annual financial budget, are directed by its Board of Trustees. Capella University’s By-Laws prescribe that a majority of members be independent from Capella University and the Company to assure independent oversight of all academic programs and services. Within the academic, strategic, and financial parameters set by the Board of Trustees, Capella University is managed daily by the Capella University President. The President is responsible for overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers. The Boards of Trustees of Capella

University and Strayer University are independent of each other and from the Board of Directors of Torrens University, and have no overlapping members.
Outreach
Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective students, generate inquiries for enrollment, and stimulate referrals from current students and graduates. These marketing activities include online advertising (display, social, mobile, search, and through aggregators), television, print, radio, email, and direct mail advertising campaigns. Other marketing activities include supportive outreach to current students, participation in seminars and trade shows, and developing key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations.
Student Admissions
Capella University designs its admission process to offer access to prospective students seeking the benefits of post-secondary education while providing feedback to students regarding their ability to complete their chosen program successfully. Generally, students must complete an orientation to online education and a skills assessment before the first course of their program of study, which helps the university understand each students’ specific needs and readiness. Students must complete the first course in their program of study to continue their education.
Students enrolling in bachelor’s programs must have a high school diploma or a General Educational Development (“GED”) and demonstrate competence in writing and logical reasoning during the first course of their program of study. Additionally, applicants to undergraduate programs who do not have transferable credits from an accredited higher education institution must pass assessments in writing and reading before acceptance into the program. Students enrolling in graduate programs must have the requisite undergraduate academic degree from an accredited institution and a specified minimum grade point average. In addition to standard admission requirements, Capella University requires applicants to some programs to provide additional application material and information and/or interview with and be approved by faculty.
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
Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships. Throughout the past several years, Capella University has expanded and refined its offering of student success scholarships under various programs to promote affordability and encourage students to remain enrolled. Students must meet admission requirements, enroll, and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters.
Career Development Services
Capella University provides all students and alumni career counseling, job search advising, and career management support. Career counselors interact with students and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development; curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help students gather occupational information and trends, access job postings and view sample job search documents. Enrollment counselors also assist prospective students in selecting the Capella University program and specialization that best suits their professional aspirations.

Strayer University
Founded in 1892, Strayer University is an accredited institution of higher education offering undergraduate and graduate degree programs in business, criminal justice, education, health services, information technology, and public administration, at physical campuses, predominantly located in the eastern United States, and online. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students with flexibility and convenience. Strayer University also offers an MBA online through the Jack Welch Management Institute (“JWMI”). JWMI is a Top-10 Princeton Review-ranked online MBA program. Strayer University also offers non-degree web and mobile application development courses through Hackbright and Devmountain.
Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), a higher education institutional accrediting agency recognized by the Department of Education.
Curriculum
Strayer University offers business, information technology, and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry, and government. Academic leaders regularly review and revise Strayer University’s course offerings to improve its educational programs and respond to competitive changes in job markets. Strayer University evaluates new programs and degrees to stay current with the needs of students and their employers.
Strayer University’s academic programs are primarily offered on a quarterly academic schedule, which coincides with calendar quarters. Although most of its programs are offered at campuses and online, Strayer University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take some or all of their courses online. All course modalities have the same academic requirements and content, and are taught by Strayer University faculty. Throughout a course, faculty assess students performance, respond to inquiries, and interact with students to support their learning efforts.
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
Faculty
Strayer University hires faculty who hold appropriate academic credentials, are dedicated, active professionals in their fields, and are enthusiastic and committed to teaching working adults. Strayer University’s faculty includes both full-time and part-time faculty members. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts only on teaching and student support, and not on research and/or publishing. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Certain high-performing faculty have been promoted into what we call “10x” teaching roles where they are provided with technology and support resources that enable them to teach much larger class cohorts than was previously possible.
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
Organization of Strayer University
Overall academic and business decisions of Strayer University, including review and approval of the annual financial budget, are directed by its Board of Trustees. Strayer University’s By-Laws prescribe that a majority of members be independent from Strayer University and the Company to assure independent oversight of all academic programs and services. Within the academic, strategic, and financial parameters set by the Board of Trustees, Strayer University is managed daily by the Strayer University President. The President is responsible for overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers. The Boards of Trustees of Capella University and Strayer University are independent of each other and from the Board of Directors of Torrens University, and have no overlapping members.

Outreach
Strayer University engages in a broad range of activities to inform working adults and their employers about the programs offered to identify potential students. These activities include direct, digital, and social media marketing, marketing to existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct, digital, and social media marketing) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at various conferences and expos, as well as at transfer days at community colleges. Recommendations from its alumni network also maintain and enhance Strayer University’s reputation and promote its quality education. Its business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. Strayer University records inquiries in its database and tracks them through to application and registration. Additionally, information about new programs is provided to students and alumni to encourage them to return for further education.
Student Admissions
Students attending Strayer University’s undergraduate programs must possess a high school diploma or a GED. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to give them the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math prior to the first quarter’s registration.
International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient proficiency to perform college-level work in an English-speaking institution.
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
Strayer University offers scholarships and tuition discounts to students under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements. One such program is the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains enrolled in the program. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. However, students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
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
Australia/New Zealand Segment
The Australia/New Zealand (“ANZ”) segment is comprised of Torrens University, Think Education, and Media Design School (collectively the “ANZ institutions”).
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

Think Education is a vocational registered training organization and accredited higher education provider in Australia. Think Education delivers education services at several campuses in Sydney, Melbourne, Brisbane, and Adelaide as well as through online study. Think Education and its colleges are accredited in Australia by TEQSA and the Australian Skills Quality Authority (“ASQA”), the regulator for vocational education and training organizations that operate in Australia.
Media Design School is a private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority (“NZQA”), the organization responsible for the quality assurance of non-university tertiary training providers.
Student Profile
The following is a breakdown of students by program level enrolled in the ANZ institutions as of December 31, 2023:

Program	Total ANZ students	Percentage of ANZ students
Bachelor’s	8,959	47%
Master’s	4,846	25%
Doctoral	97	1%
Associate’s	74	*
Certificate/Other	5,276	27%
Total Students	19,252	100%
___________________________________________________________
*Represents less than 1%.
The ANZ institutions have a diverse student population. Of the students enrolled at the end of 2023, approximately 32% were age 31 or older, approximately 20% were engaged in part-time study, approximately 64% of students self-reporting their gender were female, and approximately 1% were Aboriginal or Torres-Strait Islanders.
Students attending the ANZ institutions primarily consist of recent high school graduates as well as working and non-working adults. The student population includes domestic students, representing citizens or permanent residents of Australia and New Zealand, and international students. Of the students enrolled at the end of 2023, approximately 52% were domestic students, and approximately 48% were international students attending classes in person (typically on a student visa), at a foreign partner campus, or online.
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
The majority of students enrolled in ANZ institutions enroll in trimesters, lasting 12 weeks and commencing at approximately mid-February, early June and mid-September. Students generally enroll in one to three subjects per trimester, depending on their mode of study, and for international students, depending on minimum load requirements attached to their visa. Students are assessed in full each trimester, and will re-enroll into further subjects in subsequent trimesters.
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
Outreach
Marketing and sales initiatives vary depending on the type of prospective students being targeted. Marketing to international students is primarily delivered through international agents and events that are largely relationship-based while marketing to domestic students is primarily delivered digitally and in high schools. These marketing activities include digital paid campaigns, social media engagement as well as events such as open days for students to come learn about the institutions, seminars or webinars that are offered both in person and virtual, as well as through high school career fairs or agents’ career fairs for international students.
Student Admissions
Torrens University and Think Education (Australia)
Students enrolling in higher education undergraduate courses must satisfy minimum admission criteria and any course prerequisites. The admission requirements vary based on an applicant’s current level of education and work experience. Students enrolling in higher education graduate courses must demonstrate their ability to undertake postgraduate studies in the proposed field. The admission criteria are course-specific and may include formal educational qualifications, a combination of formal educational qualifications and relevant professional experience, or extensive high-level relevant professional experience. All applications for postgraduate courses are assessed on an individual basis. In addition, when applying for undergraduate or postgraduate study, applicants may be considered under the guidelines of Special Entry and Educational Access Schemes designed to broaden access to the university, address perceived disadvantages or encourage studies in particular disciplines. This group includes, but is not limited to, applicants with physical disabilities, applicants from geographically isolated areas, applicants with economically disadvantaged backgrounds and applicants that are Aboriginal or Torres Strait Islander.
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
In addition, students are provided Success Coaches upon starting their course of study to help prepare and connect to the university support network. The Success Coach team's focus is to help students successfully navigate the educational landscape and build personal and professional capability to improve employability skills.
Education Technology Services Segment
Our Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables education benefits programs through the use of low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
Industry Background
The United States market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, the total estimated number of post-secondary students enrolled as of the fall of 2022 was approximately 19.0 million. Approximately 1.2 million of these students attended proprietary institutions. Controversy about the cost of higher education, the time commitment required to obtain a degree, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. Further, the COVID-19 pandemic significantly reduced the number of students enrolled in post-secondary education institutions in recent years. According to estimates released by the National Student Clearinghouse Research Center, total enrollments in all higher education sectors declined 0.7% and 2.5% in the fall of 2022 and 2021, respectively. Enrollment at proprietary colleges increased 2.6% in the fall of 2022 and declined 2.1% in the fall of 2021. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.

Notwithstanding weaker demand dynamics in past years, including the more recent adverse impact from the COVID-19 pandemic, we believe that over time, demand for post-secondary education in the United States will continue to increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 64.5 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 33.0 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:
•increasing demand by employers for specific types of professional and skilled workers;
•expansion of employer provided tuition assistance programs as a mechanism to attract and retain employees;
•growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.7 million in 2023-2024, according to the National Center for Education Statistics;
•the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;
•a number of initiatives underway to reduce the cost of a post-secondary education; and
•continued demand from working adults for programs offered by accredited institutions.
Prior to the COVID-19 pandemic and the corresponding closure of Australia’s borders, the Australian higher education market experienced consistent enrollment growth. However, due to Australia closing its borders in response to the COVID-19 pandemic in early 2020 and visa processing delays when the borders reopened in early 2022, international enrollments have declined in recent years, resulting in overall enrollment declines in Australia. Estimated total higher education enrollments in Australia decreased approximately 5% between 2019 and 2022, driven largely by the decline in international enrollments. With Australia’s borders fully reopened, the Australian higher education market is expected to return to enrollment growth.
Competition
The post-secondary education market is highly competitive, with no private or public institution holding a significant market share. Capella University, Strayer University, and Torrens University (the “Universities”) compete primarily with traditional public and private two-year and four-year degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools, vocational education organizations, and alternatives to higher education, such as employment and military service. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs provided by proprietary, public, and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence and colleges in states that offer various forms of “free college” programs. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.
We believe the key factors affecting our competitive position include the quality of our programs, the quality of other support services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platforms, the time commitment required to complete our programs and obtain a degree, the quality and size of our alumni base, our partnerships with employers, and our relationship with other learning institutions.
Company Strengths
We have a strong track record of providing practical and convenient education programs and solutions for working adults, employers, and recent high school graduates. We believe the following strengths position us to capitalize on the demand for post-secondary education:
•Focus on innovation. We value innovation and actively invest in the educational experience to improve student success and employment outcomes, while also addressing challenges including the affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities through the FlexPath learning model, Strayer University’s video, simulation and content and student support capabilities, and Torrens University’s virtual career expo are examples of this drive to transform education delivery and learning by working adults. The Universities leverage these transformational capabilities to provide high quality, easily accessible, and affordable educational programs to students.

•Consistent operating history. Strayer University, Capella University, and Torrens University have been in continuous operation since 1892, 1993, and 2013, respectively, and all three institutions have demonstrated an ability to operate consistently and grow profitably. As a combined global Company, we have continued and enhanced this track record, with broader, more diversified product offerings, a balanced revenue mix, financial and operational synergies, and greater scale.
•Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational offerings. We have a diversified program portfolio that includes Strayer University’s primarily undergraduate programs in business, criminal justice, and information technology, and an online MBA program offered through the Jack Welch Management Institute; Capella University’s primarily graduate-focused, competency-based programs in healthcare and counseling, including a robust doctoral portfolio; and ANZ’s certificate and degree programs offered through Torrens University, Think Education, and Media Design School including post-graduate programs in business administration, information systems and public health, Torrens University’s Blue Mountains International Hotel Management and Billy Blue Design schools, accredited nursing bachelor’s degree, and award-winning creative and digital technology qualifications. This program diversity helps us better meet the educational needs of students in today’s workforce.
•Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities. We provide high quality student support services such as advising, writing, tutoring and research support; administrative services; library services; financial aid counseling; and career counseling. We leverage data and analytics to create personalized experiences for our students, which are reflected in our persistence improvements and continued high student satisfaction.
•Flexible program offerings. We offer flexible programs that allow students to attend classes and complete coursework during the day, in the evening, and on weekends throughout the calendar year at the student’s convenience through our comprehensive online program offerings.
•Attractive and convenient campus locations. Physical presence is an important strength for us, notwithstanding the fact that most academic activity occurs online. Strayer University has campuses that are attractive and modern, offer conducive learning environments in convenient locations, and provide many online students with a physical location to study and to meet with admissions officers and academic advisors. These physical campuses are unique in comparison to most online education programs and position Strayer University to support its online learners more effectively. ANZ campuses are located in central business districts of major cities across Australia and New Zealand, with accessibility and proximity to industry partners, and offer a focused and personal learning experience to students.
•Established brand names and alumni support. Capella University and Strayer University are established brand names in post-secondary adult education. Their students and graduates are effective ambassadors of both brands through their work at companies across corporate America and, along with our growing alumni networks, foster greater brand awareness and additional referral opportunities for new students. ANZ continues to build the reputation and brand awareness of Torrens University through the success of its students and graduates, its research programs and its relationships with key industry partners, while also leveraging existing strengths in its established college brands, including Think Education and Media Design School.
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
•Address affordability — Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, we have implemented various initiatives to make our programs more affordable. For example, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. Additionally, through the Graduation Fund at Strayer University, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a degree. The free courses earned are redeemable in a student’s final academic year. The Universities have also instituted various other tuition reductions and scholarships. Through Sophia Learning, we provide low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities, which can dramatically lower the cost of getting a degree. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We are also focused on deploying more robust technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition.
•Establish new platforms for growth — We are continuously looking for new ways to leverage our existing resources and capabilities to accelerate growth and expand benefits to our students through our best-in-class processes and practices and through opportunistic business combinations. We are investing in new platforms and channel capabilities to create improved access and value for students and employers. We also continue to develop new programs and concentrations.
•Build employer relationships — We are actively building relationships with employers to create employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate and degree programs. These relationships are an important source of corporate-funded enrollment for Capella University and Strayer University. Our Workforce Edge platform, which provides a full-service education benefits administration solution for employers, is also positioned to drive enrollment in our universities that is less reliant on federal funding.
•Maintain a high performing, innovative, and adaptable culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We encourage all employees to be innovative in their way of thinking and adaptable to change. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.
Human Capital Resources
As of December 31, 2023, Strategic Education employed 3,774 full-time employees worldwide, of whom 864 were based outside of the United States. In the United States, the Company employed 2,910 full-time employees, including 310 full-time faculty members, and 2,600 non-faculty staff. Outside the United States, the Company employed 265 full-time faculty members, and 599 non-faculty staff. In addition, the Company employed 2,648 part-time faculty members and non-faculty staff worldwide as of December 31, 2023, of whom 953 were based outside of the United States and 1,695 were based in the United States.
The following table presents the gender representation of our U.S. and ANZ employees:

	U.S. employees	ANZ employees
Female	66%	60%
Male	33%	39%
Not Declared	1%	1%

The following table presents the race and ethnicity representation of our U.S. employees:

U.S. employees
Black or African American	20.8%
Hispanic or Latino	2.8%
Asian	5.1%
White	61.3%
Two or More Races	0.3%
Native Hawaiian or Pacific Islander	0.2%
American Indian or Alaskan Native	0.8%
Not Declared	8.7%
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
SEI honors and celebrates diversity, equity and inclusion (“DEI”) as core institutional principles. The Company is fully engaged in cultivating a diverse and inclusive workforce and environment that reflects all stakeholders. This activity is aligned with SEI’s commitment to advancing diversity in key roles. In 2019, the Company launched the CEO’s Council on Diversity, Equity, and Inclusion, an advisory council which is charged with promoting DEI initiatives across the organization. In 2021, we established a DEI Programs Team; appointed from amongst our leadership a Chief Diversity Officer for the Company; and the presidents of Capella and Strayer Universities appointed university-level Diversity Officers. The DEI Programs Team continues to shape and drive forward our enterprise diversity, equity, and inclusion strategy.
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
SEI fosters the growth and career development of its employees by creating solutions that support employees to deliver high performance, grow their careers, and contribute to SEI’s mission to enable economic mobility of its students through education. The Company provides opportunities for eligible employees and dependents to attain and enhance their career goals through our Tuition Assistance Program, which provides generous financial support for undergraduate and graduate courses at Capella University, Strayer University, including the Jack Welch Management Institute, and continuing education through Sophia Learning. In addition, the Company provides support for faculty members and employees seeking to enhance their skills and knowledge through professional development opportunities and continuing education. Online learning resources are available that cover a broad range of skills, including leadership, professional development, innovation, communication and technology. The Company has also prioritized identifying high-performing employees to accelerate their development and foster a strong, diverse succession pipeline.

Environmental Responsibilities
SEI is dedicated to creating economic mobility for working adults through innovative learning programs. In our pursuit of this mission, we maintain physical locations to support our employees and students, and are committed to managing these facilities in a manner that minimizes the environmental impact in the communities where we work and live. The Company strives to uphold environmental practices that reduce climate change risks from energy consumption, greenhouse gas emissions, water usage, and waste generation. These practices include:
•Reducing the physical footprint of corporate offices and campuses reduces energy consumption, water usage, and waste generation
◦SEI continues to pursue a goal of reducing its physical footprint, and reduced its overall real estate by approximately 10% compared to square footage occupied in 2022 by implementing more efficient workspace design and eliminating underused campus facilities. The Company will continue to pursue additional opportunities when appropriate.
•Reducing energy consumption, including from non-renewable energy resources
◦Capella University and Strayer University offer robust online curriculums, with 100% of instruction delivered online at Capella University and the majority of instruction delivered online at Strayer University; this online curriculum gives students the ability to access and complete coursework online, reducing the need for physical space and commuting, which in turn reduces energy and water usage, greenhouse gas emissions, and waste generation.
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
◦SEI is investing in energy-saving interior design options, including updated lighting packages with more efficient LED lighting; occupancy sensors to reduce energy consumption in areas that are not being used; and programmable heating and cooling systems that will only run during operating hours.
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
•Reducing greenhouse gas emissions
◦Public transportation is an alternative, green-commuting option. For employees in Minneapolis, MN, SEI covers a portion of public transit costs as an employee benefit.
◦Vehicle charging stations have been installed at the corporate office in Herndon, VA to support employees that choose to utilize alternative fuel vehicles.
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
▪Between January 2021 and December 2022, the Company securely recycled approximately 50 U.S. short tons of paper resulting in significant environmental benefits, including benefits from not having to generate new paper. In 2023, the Company securely recycled another approximately 8 U.S. short tons of paper.
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
We also claim rights to certain marks and have obtained or have pending applications in the U.S. and select foreign jurisdictions for registration of the marks, including the marks “CAPELLA” and “STRAYER” for educational services, and certain other distinctive logos, along with various other trademarks, service marks and domain names related to our offerings. In addition, we have the rights to trade names, logos and other intellectual property specific to our international institutions including “Torrens University Australia,” “Think Education Group,” and “Media Design School,” in the countries in which those institutions operate.
Regulation
U.S. Regulatory Environment
As institutionally accredited institutions of higher education operating in multiple jurisdictions, Capella University and Strayer University are subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Capella University and Strayer University, to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities. We have established regulatory compliance and management systems and processes under the oversight of our Chief Financial Officer and our General Counsel that are designed to meet the requirements of this regulatory environment. The regulations, standards, and policies of these regulatory agencies are subject to frequent change.
We cannot predict the actions that the Administration, Congress, accreditors, or states may take or their effect on Capella University, Strayer University, or the Company. Among other things, Congress may reauthorize the Higher Education Act and adopt, repeal or amend other legislation affecting higher education institutions. Congress or the Administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, or the Administration or states may promulgate new regulations via a negotiated rulemaking process, or otherwise. In addition, the Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from past guidance and practice.

U.S. Department of Education
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it maintains physical presence, as defined by the state, and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Capella University is also considered to be a single institution of higher education. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On April 18, 2023, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with full certification through September 30, 2025.
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
Accreditation is an important attribute of Capella University and Strayer University. Colleges and universities depend on accreditation to evaluate transferability of credit and applications to graduate schools. Employers sometimes rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.
In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020 (the “State Authorization and Accreditation final rule”). The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction. For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. The rule also repeals the strict geographic scope of institutional accreditors. Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on accreditation and related issues.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. On May 31, 2023, the Department of Education, acting on the recommendation of NACIQI, renewed its recognition of the Higher Learning Commission for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of the Middle States Commission on Higher Education for one year, requiring a compliance report regarding one item of noncompliance.
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

Capella University
Capella University has been institutionally accredited since 1997 by the Higher Learning Commission, a higher education institutional accrediting agency recognized by the Secretary of Education that accredits degree-granting public and private colleges and universities throughout the United States. The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities.
On January 13, 2023, the Higher Learning Commission communicated that it reaffirmed and continued Capella University’s accreditation, with the next reaffirmation of accreditation set for 2032-33. The reaffirmation enables Capella University to continue to participate in Title IV programs.
The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission’s current policies include giving HLC more discretion to designate institutions to be in “financial distress” or under “government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place Capella University in favorable standing, there is sufficient breadth and discretion within the policy that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies.
In addition to institutional accreditation, Capella University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: The Association for Behavior Analysis International; Computing Accreditation Commission of the Accreditation Board for Engineering and Technology; ACBSP; Council for Accreditation of Counseling and Related Programs; Council for the Accreditation of Educator Preparation; Commission on Accreditation for Marriage and Family Therapy Education; Council on Social Work Education; Council for Standards in Human Services Education; the National Security Agency and the U.S. Department of Homeland Security; Project Management Institute - Global Accreditation Center for Project Management; and SHRM. The Bachelor of Science in Nursing, Master of Science in Nursing, and Doctor of Nursing Practice degree programs at Capella University are accredited by the Commission on Collegiate Nursing Education.
Strayer University
Strayer University has been institutionally accredited since 1981 by Middle States, an institutional accrediting agency recognized by the Secretary of Education. Middle States accredits degree-granting public and private colleges and universities throughout the United States, including distance education programs offered by those institutions. Middle States is the same accrediting agency that accredits such universities as Georgetown University, Columbia University, the University of Maryland, and other degree-granting public and private colleges and universities.
Strayer University went through a period of reaffirmation of accreditation that began in 2015 and lasted through June 2017, when Middle States reaffirmed Strayer University’s accreditation. Strayer University’s period of accreditation by Middle States extends into 2025.
In 2016, Middle States provided that reaccreditation for all of its institutions will be for a period of eight years (rather than ten, as previously was the case) and that institutions will be required to submit annual reports on student achievement and financial sustainability. Middle States may request supplemental information reports following receipt of an institution’s annual report. In November 2023, Middle States requested that Strayer University provide a supplemental information report regarding graduation rates and annual enrollment in accordance with Middle States’ monitoring policies and procedures as well as 34 C.F.R. § 602.19(d) (related to monitoring of institutions experiencing enrollment growth). Strayer University submitted its supplemental information report to Middle States in December 2023. The University’s next periodic evaluation date is scheduled for 2025-2026.
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
Shared-Services Agreements
Strategic Education, Inc. has entered into shared-services agreements with both Capella University and Strayer University to provide certain services, including but not limited to finance, legal, human resources, information technology, financial aid, and marketing. The services are governed by Master Services Agreements, which provide, among other things, for oversight of the services by the governing board of each University. The Company continues to look for additional opportunities to provide shared services to the two universities, and believes that the agreements meet all regulatory and accreditation standards.
U.S. State Education Licensure
Licensure of Physical Campuses
The Higher Education Act and certain state laws require Capella University and Strayer University to be legally authorized to provide educational programs in the states in which the universities are physically located or otherwise have a physical presence as defined by the state. Capella University is registered as a private institution with the Minnesota Office of Higher Education pursuant to Minnesota Statute sections 136A.61-131A.71, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. Capella University is also authorized to operate in Florida.
Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2023: Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C.
Capella University and Strayer University will be subject to similar extensive regulation in those additional states in which we may physically expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce new and existing educational programs or establish new campuses.
On October 29, 2010, the Department of Education adopted regulations, effective July 1, 2011, that set requirements on states for their authorization of schools for purposes of Title IV eligibility. We believe that every state above in which Capella University and Strayer University are authorized has processes in place that comply with these requirements.
Authorization of Online Programs
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
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements. An institution must also provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if the institution has not determined whether the program meets such requirements for a given state. Whereas the disclosure requirements in the 2016 rule apply only to distance education programs, the disclosure requirements in the 2019 rule apply to both campus-based and online programs. The disclosure rules have been modified by U.S. Department of Education regulations effective July 1, 2024, as described below.
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
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization of distance education programs.
Beginning July 1, 2017, California required out-of-state private post-secondary educational institutions that offer distance education to California residents to register with the state’s Bureau for Private Postsecondary Education (“BPPE”). Capella University and Strayer University have filed BPPE registration applications and received confirmation of the registration.
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

SARA does not affect university operations that constitute a physical presence in a particular state, and the Universities will continue to follow individual state regulations for on-ground campuses and activities. At this time, SARA does not deal with professional licensing board approval for programs leading to state licensing in fields such as nursing, teacher education, psychology, and the like, and the Universities must seek such approvals on a state-by-state basis, as needed.
Regulations that will take effect on July 1, 2024, will require NC-SARA-participating institutions to comply in all states in which it enrolls students with all applicable state laws related to closure, including record retention, teach-out plans or agreements, and tuition recovery funds or surety bonds.
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization reciprocity agreements and distance education.
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
Pursuant to new U.S. Department of Education regulations, beginning July 1, 2024, in each state where an institution is located, students enrolled by the institution are located, or students attest that they intend to seek employment, the institution must determine that each program eligible for Title IV: (i) is programmatically accredited if the state or a Federal agency requires such accreditation, including as a condition for employment in the occupation for which the program prepares the student; (ii) satisfies the applicable educational requirements for professional licensure or certification requirements in the state so that a student who enrolls in the program, and seeks employment in that state after completing the program, qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter; and (iii) complies with all state laws related to closure, including those concerning record retention, teach-out plans, and tuition recovery funds or surety bonds. Institutions may not enroll for Title IV purposes a student located in a state in which the program does not meet such requirements, unless at the time of initial enrollment the student attests their intent to seek employment in another state that would satisfy such requirements.
Capella University and Strayer University must determine whether, in each state where either university or a student is located in which either university offers a program leading to employment in an occupation that requires programmatic accreditation or licensure or certification, that such program meets the accreditation and professional licensure educational requirements necessary to support a student’s application for licensure in such state. The universities may not enroll a student for Title IV purposes in a state in which the program does not meet such requirements unless at the time of initial enrollment the student attests their intent to seek employment in another state in which the program would satisfy such requirements.
Capella University’s licensure team works directly with licensing authorities to try to resolve barriers to licensure for its alumni. The team also assists alumni with exploring alternative options to achieve licensure, including completing additional coursework at Capella or at another institution. As requirements for professional licensure or certification vary by state and are not restricted to the educational component provided by Capella University, Capella University makes no representation, warranty or guarantee that successful completion of the course of study will result in the student obtaining the necessary licensure or certification.

Other U.S. Approvals
Capella University and Strayer University are approved by appropriate authorities for the education of active duty military personnel and qualifying family members, veterans and members of the selected reserve and their spouses and dependents, as well as for the rehabilitation of veterans. In addition, Strayer University is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University is also authorized to participate in state financial aid programs in Pennsylvania, Florida, and Vermont. Capella University is authorized to participate in the Minnesota GI Bill and the Minnesota Indian Scholarship programs.
Financing Student Education
Students finance their education at Capella University and Strayer University in a variety of ways, and historically about 75% of students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average (“GPA”) and progress in a timely manner toward completion of a program of study.
In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Capella University or Strayer University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs (“VA”) (and related state agencies), the U.S. Department of Defense (“DOD”), and various private organizations. Some Capella University students may qualify to participate in the Minnesota GI Bill program or the Minnesota Indian Scholarship program. Eligible students at Strayer University may also participate in educational assistance programs administered by the Commonwealth of Pennsylvania, the State of Florida, and the State of Vermont.
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of approximately $27,120 for non-public domestic institutions for 2023-2024. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of approximately $967 per month, half the national average amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.
On August 16, 2017, the President signed into law the Harry W. Colmery Veterans Educational Assistance Act of 2017, commonly known as the “Forever GI Bill.” The law makes several changes to the administration of VA education benefits. Among other things, for service members who left the military after January 1, 2013, the bill removes the requirement that they use their Post-9/11 GI Bill benefits within 15 years after their last 90-day period of active-duty service. The bill also alters the way the VA calculates eligibility for VA education benefits by providing additional benefits to service members with at least 90 days but less than six months of active-duty service. Additionally, the bill will restore VA education benefits to students who were enrolled in schools that closed after January 2015 if their credits did not transfer.
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

Capella University and Strayer University participate in DOD military tuition assistance programs under Memoranda of Understanding (“MOU”). Strayer University’s current MOU was executed on September 5, 2019. Capella University’s current MOU was executed on September 26, 2019. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, Capella University and Strayer University agree to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.
Title IV Programs
Capella University and Strayer University maintain eligibility for their students to participate in the following Title IV programs:
•Federal Grants. Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.
•Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Neither Capella University nor Strayer University actively participates in the Federal Perkins Loan program, which expired on September 30, 2017. In addition, Strayer University does not actively participate in the Federal Work-Study Program.
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
Federal Financial Aid Regulation
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. As part of those participation standards, the Department of Education determines whether, among other things, the institution meets certain standards of administrative capability and financial responsibility. The institutions must also follow extensive Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. Some of the key provisions regarding institutional eligibility and processing federal financial aid are described below.
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On April 18, 2023, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with full certification through September 30, 2025.
New regulations, effective July 1, 2024, codify a current Department policy requiring signatures from entities that have direct or indirect ownership of the institution if such entities have the power to exercise control over the institution. Co-signers agree that they are jointly and severally liable for the participating institution’s Title IV liabilities.
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
Pursuant to new regulations effective July 1, 2024, the Department’s certification procedures provide for heightened scrutiny of institutions that the Department believes may pose a risk to taxpayers. The regulations also add conditions that institutions will agree to when signing program participation agreements and establish additional circumstances for which the Department may place an institution on provisional certification, including, without limitation, failing the 90/10 Rule and triggering financial responsibility events that result in a financial protection requirement.
Capella University and Strayer University are currently operating under full certification.
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
In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemaking new regulations regarding, among other things, administrative capability criteria. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic. On October 23, 2023, the Department released final rules on administrative capability. Pursuant to new regulations effective July 1, 2024, among other things, institutions will be required to offer adequate services to students, including financial aid counseling and career services support. The regulations also include, among other requirements, a new requirement that institutions provide students with geographically accessible clinical or externship opportunities as required for licensure and that at least half of an institution’s total Title IV, HEA funds from the most recent award year must not be from programs that are “failing” under the Gainful Employment Rules.
Financial Responsibility
The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Capella University and Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates, and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Capella University and Strayer University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2023, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
On November 1, 2016, the Department of Education released a new regulation, which after a series of delays became effective as of October 16, 2018, under which an institution may no longer be considered financially responsible if one or more of a list of triggering events occurs. The Department of Education will automatically determine that an institution is not financially responsible if a “mandatory” triggering event occurs, which includes, among other things, the institution receives certain warnings from the SEC, fails to file required reports in a timely manner, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education will also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. The Department of Education may also invoke certain “discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. An institution determined not to be financially responsible because of one or more triggering events may be required to issue an irrevocable letter of credit for not less than 10% of the Title IV funds received by the school for the most recently completed fiscal year and/or will be issued a Provisional Program Participation Agreement.
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
In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemaking new regulations regarding, among other things, financial responsibility. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic. On October 23, 2023, the Department released final rules on financial responsibility. Pursuant to new regulations effective July 1, 2024, the Department adopted new mandatory and discretionary triggers and new reporting requirements. New mandatory triggers include but are not limited to failing the 90/10 Rule; receiving at least 50% of Title IV funds from programs that fail gainful employment requirements; certain SEC or exchange actions; and certain actions that result in an institution’s recalculated composite score to fall below 1.0, including being subject to a Department action to recover losses from approved Borrower Defense to Repayment claims. All of the mandatory triggers constitute an automatic failure of the financial responsibility requirements and would enable the Department to seek financial protection. The rules also establish new discretionary triggers that permit the Department to conduct a case-by-case analysis to determine if additional financial protection is needed. Such discretionary triggers include accrediting agency and government agency actions; certain defaults or creditor events; high annual dropout rates; elimination of programs or locations that enroll more than 25% of the institution’s Title IV students; and pending Borrower Defense to Repayment claims, among other things. In general, institutions will be required to report triggering events within 21 days of occurrence. According to the regulation, such triggering events may result in a financial protection requirement that would most likely take the form of a letter of credit or cash escrow and provisional certification to participate in Title IV. The amount of financial protection can range from 10% up to 50% of Title IV funds per triggering event, and the Department may “stack” financial protection requirements if more than one mandatory or discretionary trigger is present.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2023, the Department of Education issued cohort default rates for federal fiscal year 2020.

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
National and institutional cohort default rates for cohort years 2018, 2019, and 2020 have been impacted by the COVID-19 repayment pause. Capella University’s and Strayer University’s official three-year cohort default rates for 2018, 2019, and 2020, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Capella University	Strayer University	National Average Proprietary Institutions
2018	5.2%	8.6%	11.2%
2019	1.1%	2.2%	3.1%
2020	0.0%	0.0%	0.0%
As part of the compliance programs related to the cohort default rate, Capella University and Strayer University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision that established a federal student loan administrative forbearance period, pause in interest accrual, and suspension of collections activity. In June 2023, the Department of Education announced that student loan interest would begin to accrue on September 1, 2023, and student loan repayment resumed in October 2023. As part of the return to repayment, the Department has also announced a 12 month “on-ramp” during which time delinquent borrowers will not be reported to credit bureaus or be counted as in default for the purpose of cohort default rate calculations.
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
The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Capella University and Strayer University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from federal funds on a cash accounting basis (except for certain institutional loans) for any fiscal year. Historically, by statute, only Title IV funds have been considered within the 90% metric; however as described below, that will change for fiscal years beginning on or after January 1, 2023.
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
Using the statutory formula under the definition of federal funds included within the 90% metric then in effect, Capella University derived approximately 65.30% of its cash-basis revenues from Title IV program funds in fiscal year 2022. Strayer University derived approximately 80.57% of its cash-basis revenues from Title IV program funds in fiscal year 2022. Our computation for 2023, which will be the first year under the new 90/10 Rule requirements, has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-Title IV revenue for Capella University and Strayer University are individual student payments, employer tuition reimbursement payments, veterans’ education benefits, military tuition assistance, vocational rehabilitation funds, private loans, state grants, and scholarships.
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
On January 8, 2017, Capella University and Strayer University received their final 2015 debt-to-earnings measures. None of their programs failed the debt-to-earnings metrics. One active Capella University program, the Masters of Science in Marriage and Family Counseling/Therapy, was “in the zone” and two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, were “in the zone.” Each of those three programs remained fully eligible. The Department has not released any subsequent debt-to-earnings measures under the 2015 Regulations.
On July 1, 2019, the Department of Education released final gainful employment regulations, which contain a full repeal of the 2015 Regulations, including all debt measures, reporting, disclosure, and certification requirements, effective July 1, 2020.
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations will take effect July 1, 2024. The Department has indicated that it will release metrics beginning in the 2025 financial aid award year. Beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. Capella University and Strayer University are not parties to the lawsuit. The Company is unable to predict the ultimate outcome of the litigation.
Return of Federal Funds
Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program, but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. Capella University and Strayer University are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically-related activity. Capella University’s and Strayer University’s systems allow for measurement on this basis. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.
If the Title IV funds are not returned in a timely manner, an institution may be subject to adverse action, including being required to submit an irrevocable letter of credit equal to 25% of the funds the institution should have returned in its most recently completed fiscal year. If late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit such a letter of credit payable to the Secretary of Education. Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, return of Title IV funds.
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
Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge (associated with closure of a school or an additional location or branch campus), false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan.
On August 10, 2021, the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, Borrower Defense to Repayment. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. On July 6, 2022, the Department released proposed Borrower Defense to Repayment regulations for public comment and subsequently published a final rule on October 31, 2022. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending Borrower Defense to Repayment claims as of July 1, 2023, regardless of the date of a borrower’s loan disbursement; defines the types of misconduct that could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a Borrower Defense to Repayment claim; establishes a presumption that borrowers reasonably relied upon misrepresentations or omissions; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and creates a process for the adjudication of group claims based on common facts. The final rule permits nonprofit legal assistance organizations to request group claims. The final rule also establishes a recoupment process separate from the approval of Borrower Defense to Repayment claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. The rule also modified the closed school discharge rule to provide an automatic discharge one year after an institution or location’s closure date for borrowers who were enrolled at the time of closure or left 180 days before closure and who do not accept an approved teach-out agreement or continuation of the program at another location of the school. Those who accept but do not complete a teach-out agreement or program continuation will receive a discharge one year after their last date of attendance. The final rule became effective July 1, 2023. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the final BDTR and closed school discharge rules. The matter was heard by the Fifth Circuit panel on November 6, 2023, and the previous versions of the BDTR and closed school discharge rules remain in effect until further determination. The Department has stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated; the Department will continue to adjudicate borrower defense applications using an earlier version of the regulations where required under a court settlement (the Sweet case discussed below). The Company is unable to predict the ultimate outcome of the litigation.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Capella University and Strayer University have written contracts with third-party servicers to perform activities related to Capella University’s and Strayer University’s participation in Title IV programs. On February 15, 2023, the Department released a Dear Colleague Letter (“DCL”) (GEN 23-03) with updated guidance expanding the definition of third-party servicers and covered activities to include vendors providing student recruitment and retention services, software products and services related to Title IV administration activities, and educational content and instruction, initially requiring institutions to be in compliance with the new guidance by May 1, 2023. On February 28, 2023, the Department extended the effective date of the updated guidance and reporting requirements from May 1, 2023 to September 1, 2023. On March 24, 2023 the Department announced that it planned to convene one or more negotiated rulemakings to address, among other things, third-party servicers and related issues. On April 11, 2023, the Department again delayed the effective date until six months after the Department publishes a new, revised final guidance letter on the topic, and on May 16, 2023, the Department formally rescinded its 2023 and prior guidance (DCL GEN-16-15 and the March 8, 2017 Electronic Announcement) prohibiting contracts between colleges and foreign-owned or operated servicers. In a November 2023 press release, the Department indicated it intends to issue updated guidance in early 2024.
Lender Relationships
As part of an institution’s program participation agreement with the Department of Education, the institution must adopt a code of conduct pertaining to student loans. Capella University and Strayer University have a code of conduct that we believe complies with the provisions of the Higher Education Act in all material respects. Additionally, Strayer University complies with all private lender requirements. In addition to the code of conduct requirements that apply to institutions, the Higher Education Act contains provisions that apply to lenders, prohibiting lenders from engaging in certain activities as they interact with institutions.
Restrictions on Adding Locations and Educational Programs
State requirements and accrediting agency standards can limit, slow, or halt the ability of Capella University and Strayer University to establish legally authorized additional locations and programs. Most states require approval before institutions can add new programs, campuses, or teaching locations. Middle States requires its accredited institutions to notify it in advance of implementing new programs or additional locations as defined by Middle States, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to evaluate whether accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. The Higher Learning Commission, the Minnesota Office of Higher Education, and other state educational regulatory agencies that license or authorize Capella University and its degree programs require institutions to notify them in advance of implementing new programs and, upon notification, may undertake a review of the institution’s licensure, authorization or accreditation.
The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. These additional locations generally may qualify immediately for participation in Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Any Capella University or Strayer University expansion plans assume its continued ability to establish new campuses as additional locations under such applicable regulations and thereby avoid incurring the two-year delay in participation in Title IV programs.
Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program may be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under their Program Participation Agreements with the Department of Education, the Universities must notify the Department of Education of the addition of any such location within ten days of opening, but need not seek prior approval. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. The loss of state authorization or accreditation of a university or an existing campus, or the failure of a university or a new campus to obtain state authorization or accreditation, would render the university ineligible to participate in Title IV programs, at least in that state or at that location.
Credit Hours
The Higher Education Act and regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The regulations define the term “credit hour” and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions. We believe that both Capella University and Strayer University are in compliance with the credit hour rules.
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
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARP”), which included an adjustment to the tax code by making any student loan debt discharged through 2025 tax-free, and an adjustment to the 90/10 rule. The change includes all federal funding – not just Title IV funds – in the 90/10 calculation. ARP’s 90/10 changes require the Department to issue regulations, with an effective date no earlier than institutional fiscal years beginning January 1, 2023. On December 8, 2021 the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, the 90/10 rule via the Institutional and Programmatic Eligibility rulemaking and the committee reached consensus on the topic in March 2022. The Department released final regulations in October 2022. The regulatory changes require proprietary institutions to count all “federal education assistance funds” as federal revenue in the 90/10 calculation for fiscal years beginning on or after January 1, 2023. Such funds include not only Title IV funds but also certain funds from the U.S. Department of Defense, Department of Veterans Affairs, and other agencies.
The CARES Act initially suspended payments and interest accrual for Federal Family Education Loans and Direct Loans until September 30, 2020. The Department of Education extended student loan relief several times and announced on August 24, 2022, that it would provide student loan relief to eligible borrowers to address financial hardships in connection with the COVID-19 pandemic. Under the relief measures, the Department proposed forgiving up to $10,000 in student debt for individual borrowers earning less than $125,000 or married couples or heads of household earning less than $250,000, and forgiving up to $20,000 for such borrowers who formerly received Pell Grants. In a memorandum prepared by the Department’s General Counsel, the Department stated that it interpreted provisions of the Higher Education Relief Opportunities for Students Act of 2003 (“HEROES Act”) to authorize the Secretary to exercise broad discretion in granting student loan relief. Following the Department’s student loan relief announcement, multiple lawsuits were filed against the Department challenging its authority to grant such relief. The U.S. Supreme Court granted petitions to review injunctions issued by two federal courts that blocked implementation of the Department’s student loan relief program and on June 30, 2023, the Supreme Court held that the HEROES Act did not authorize the Secretary to establish the student loan forgiveness program. The Department subsequently established a negotiated rulemaking committee to develop proposed student loan forgiveness plans under the Higher Education Act. Negotiations occurred in October-December 2023, with negotiators reaching consensus on some language including waiver of student loan debt in circumstances of repayment plans, program and institution closures, and gainful employment failures. The Department has not yet released proposed rules for public comment.
Other Regulations Governing Title IV Programs
The Department of Education has enacted a comprehensive set of regulations governing an institution’s participation in Title IV programs. If either Capella University or Strayer University were not to continue to comply with these regulations, such noncompliance might affect the operations of the University and its ability to participate in Title IV programs.
The Clery Act and Title IX
Capella University and Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”). In addition, the Department has interpreted Title IX of the Education Amendments of 1972 (“Title IX”) to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by the Universities to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining the Universities, or limiting or suspending their participation in Title IV programs, could lead to litigation, and could harm the Universities’ reputations. We believe that the Universities are in compliance with these requirements.
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
On August 24, 2021, the Department of Education Office for Civil Rights (“OCR”) issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing. The Department of Education conducted public hearings concerning its Title IX regulations and on June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation and gender identity; and eliminate the requirement for live hearings at the post-secondary level. The public comment period on the proposed rule ended on September 12, 2022. When the Department publishes a final Title IX rule, it will indicate an effective date.

On October 4, 2022, the OCR released a resource document for students and institutions in which it reinforced that current Title IX regulations prohibit discrimination based on pregnancy, childbirth, false pregnancy, termination of pregnancy or recovery therefrom. The resource document further emphasized that Title IX requires institutions to treat pregnancy, childbirth, false pregnancy, termination of pregnancy and recovery therefrom the same as other temporary disabilities with respect to medical benefits, services, plans, and policies, and detailed requirements for leave and reinstatement for both students and employees.
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
Compliance Reviews
Capella University and Strayer University are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Generally Accepted Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General (“ED OIG”). For fiscal years beginning after June 30, 2023, Capella University and Strayer University must submit such audits that have been conducted in accordance with a guide for audits of proprietary schools that was issued by ED OIG in March 2023. The 2023 audit guide includes a number of updates, including related to the new 90/10 rule. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations. For Capella University and Strayer University, financial responsibility is determined at the SEI parent level.
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
Potential Effect of Regulatory Violations
If either Capella University or Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring the University from the advance payment method to the reimbursement or cash monitoring system of payment, provisional certification, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, or referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate the University’s participation in Title IV programs. Although there are no such sanctions currently in force against Capella University or Strayer University, if such sanctions or proceedings were imposed and resulted in a substantial curtailment, or termination, of that University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, that University and the Company could be materially and adversely affected.
If Capella University or Strayer University lost its eligibility to participate in Title IV programs, or if Congress reduced the amount of available federal student financial aid, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. Although the Universities believe that one or more private organizations would be willing to provide financial assistance to students attending the Universities, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid are unlikely to be as favorable as those for Title IV program funds. The Universities may be required to guarantee all or part of such alternative assistance in a manner that complies with rules governing schools’ relationships with lenders or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Capella University or Strayer University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Capella University or Strayer University, even if it could arrange or provide alternative sources of revenue or student financial aid.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for, among other topics, issues related to changes of control, via the Institutional and Programmatic Eligibility rulemaking. Meetings of this negotiated rulemaking committee completed in March 2022, and on October 27, 2022, the Department released final regulations related to change of ownership and change in control of institutions of higher education. The ownership interest threshold for publicly traded corporations remains at 25%, as described below. Among other things, the final rule lowered the threshold for reportable changes in ownership percentages from 25% to 5% for changes in ownership that do not result in a change in control, introduced a new timeline for reporting such changes, and created a requirement that for a planned change in ownership that results in a change in control, an institution is now required to notify students at least 90 days prior to the anticipated transaction date. The final rule became effective July 1, 2023.

Change in Ownership Resulting in a Change of Control
Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. Both Capella University’s accrediting agency, the Higher Learning Commission, and Strayer University’s accrediting agency, Middle States, require institutions that they accredit to inform them in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to, and approval by, the agency include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. Both agencies must approve a substantive change in advance in order to include the change in the institution’s accreditation status. Additionally, both the Higher Learning Commission and Middle States will undertake a site visit to an institution that has undergone a change in ownership or control no later than six months after the change. Each state in which the institution operates may also have its own change in ownership approval processes. Additionally, SARA and its affiliated state portal agencies may require certain notifications or applications in relation to a change in ownership.
Federal agencies also regulate changes in ownership and control. The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period from the change of ownership and control until recertification. The Higher Education Act provides that the Department of Education may also temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education approves the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation such as Strategic Education, Inc., the Department of Education regulations define a change of control as occurring when a person or entity acquires ownership and control of a corporation, such that the corporation is required to file a Form 8-K with the SEC publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person or entity who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds, or controls through agreement, at least 25% of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder. Institutions must notify the Department of Education and students of a planned change in ownership that results in a change in control at least 90 days in advance. Additionally, the Department of Education regulations require institutions to make certain notice filings with the agency should a shareholder acquire 5% or more ownership interest (direct or indirect).
The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University currently is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements (because Capella University is online only, and foreign students must take a portion of their classes on-ground, Capella University does participate). In certain circumstances, the U.S. Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.
Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Capella University and Strayer University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2023, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In 2023, Strayer University had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
If Capella University or Strayer University underwent a change of control that required approval by any state authority, accrediting agency, or any federal agency, and such approval were significantly delayed, limited, or denied, there could be a material adverse effect on the University’s ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of its locations, admit certain students, or participate in Title IV programs, which in turn, could materially and adversely affect the University’s operations. A change that required approval by a state regulatory authority, an accrediting agency, or a federal agency could also delay the University’s ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control could materially limit the University’s flexibility in future financing or acquisition transactions.
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
Appropriations
Congress reviews and determines appropriations for Title IV programs on an annual basis. On January 19, 2024, the President signed the “Further Additional Continuing Appropriations and Other Extensions Act, 2024,” which provides staggered fiscal year 2024 appropriations to Federal agencies through March 1, 2024 for some Departments and March 8, 2024 for others, including the Department of Education. A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.
An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. Such reductions, in turn, could lead to lower enrollments at Capella University or Strayer University or require us to increase our reliance upon alternative sources of student financial aid. Given the significant percentage of our revenues that are derived indirectly from Title IV programs, the loss of, or a significant reduction in, Title IV program funds available to our students could have a material adverse effect on Capella University, Strayer University, and the Company.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2023, the CFPB Student Loan Ombudsman released its annual report analyzing more than 2,300 complaints the CFPB received from private student loan borrowers between September 1, 2022 and August 31, 2023 and more than 6,900 federal student loan financing complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.

U.S. Department of Education
Title IV regulations applicable to Capella University and Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards.
Current Federal Rulemaking
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, misrepresentation, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification of student eligibility, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility or prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. Negotiations occurred in October-December 2021, with negotiators reaching consensus on total and permanent disability discharge, eliminating interest capitalization for non-statutory capitalization events, false certification discharge and Pell Grant eligibility for prison education programs. The committee did not reach consensus on the remainder of the topics. If the negotiated rulemaking committee reaches consensus on a topic, the Department of Education is bound to propose a rule consistent with the consensus. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. Proposed and final rules related to the topics above were announced by the Department on July 6, 2022 and October 31, 2022, respectively.
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
Under the final administrative capability rule, institutions will be required to, among other things, offer adequate services to students, including financial aid counseling and career services support. The final language also includes a new requirement that institutions provide students with geographically accessible clinical or externship opportunities as required for licensure and that at least half of an institution’s total Title IV, HEA funds from the most recent award year must not be from programs that are “failing” under the Gainful Employment Rules.
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
Beginning January 2023, the Department convened a negotiated rulemaking committee to consider new proposed regulations on distance education, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. We cannot predict the outcome of the negotiated rulemaking process.
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
Privacy and Data Security
The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and its implementing regulations apply to all educational institutions that receive funding from the Department of Education. FERPA requires institutions to protect the privacy of personally identifiable information in education records maintained by the institution. Among other provisions, FERPA requires that institutions limit disclosure of personally identifiable information and provide students access to their educational records. The Department of Education enforces FERPA by initiating corrective actions against noncompliant institutions, which could lead to the loss of federal funding. The Department has indicated its intention to publish draft FERPA rules in April 2023 that would update, clarify, and improve the current regulations by addressing outstanding policy issues and implementing statutory amendments. Institutions that participate in Title IV also agree to comply with the Gramm-Leach-Bliley Act Safeguards Rule. On June 9, 2023, amendments to the Safeguards Rule took effect, which updated certain definitions and amended certain requirements.
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
Torrens is one of 43 universities in Australia. It is a private, for-profit entity and is registered with TEQSA. As a self-accrediting university, it is not required to have its individual courses of study accredited by TEQSA. Torrens is also registered with ASQA as an RTO and is thus entitled to offer vocational and training courses. Torrens is currently undergoing an ordinary course re-registration process with TEQSA.
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
Risks Related to Extensive Regulation of Our U.S. Business
If Capella University and Strayer University fail to comply with the extensive legal and regulatory requirements for higher education institutions, they could face significant monetary or other liabilities and penalties, including loss of access to federal student loans and grants for their students.
As providers of higher education, Capella University and Strayer University are subject to extensive laws and regulation on both the federal and state levels and by accrediting agencies. In particular, the Higher Education Act and related regulations subject Capella University, Strayer University, and all other higher education institutions that participate in the various Title IV programs to significant regulatory scrutiny.
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
On October 6, 2021, the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. In an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued that same day an informational notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Capella University and Strayer University received the FTC’s notice on October 7, 2021, although the FTC made clear that receipt of the notice itself does not reflect any assessment by the FTC as to whether Capella University or Strayer University has engaged in deceptive or unfair conduct.
On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq.,

due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, the Company cooperated with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice, and informed the CFPB that it completed the remedial actions in the allotted 30 days. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June 2022. The examination started on June 13, 2022 and fieldwork concluded on August 5, 2022. On September 12, 2022, the CFPB informed the Company of a preliminary finding related to a product that is no longer utilized, and invited the Company’s response. The Company timely responded to the CFPB’s letter, disagreeing with the preliminary finding and noting that the product to which it related is no longer utilized. On November 29, 2022, the CFPB informed the Company that, within 90 days, it should remediate the finding for any impacted students, and it also identified areas for the Company to address to ensure regulatory compliance. The Company took remedial action and responded to the CFPB within the 90-day deadline. On December 15, 2023, the Company provided answers to questions from the CFPB in the first of two annual telephone conversations as part of the CFPB’s periodic monitoring practice.
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. Certain proposals or new rules related to these issues could raise the cost of compliance for Capella University or Strayer University or require changes in the educational programs offered by Capella University and Strayer University. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Capella University or Strayer University.
Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs or other third parties. If Capella University and Strayer University are found not to be in compliance with these laws, regulations, standards, or policies, they could lose access to Title IV program funds and face related monetary liability, which would have a material adverse effect on the Company.
Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.
Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance and by the VA of veterans education benefits for military service members and veterans, respectively, attending for-profit colleges. The Senate Committee on Health, Education, Labor and Pensions and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of military tuition assistance and veterans education benefits by students enrolled at proprietary institutions. Capella University and Strayer University have cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud, and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources.
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
Capella University and Strayer University are dependent on the renewal and maintenance of Title IV programs.
The Higher Education Act is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action or inaction by Congress that significantly reduces funding for Title IV programs or the ability of Capella University, Strayer University, or their students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our schools and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.
In addition, Capella University’s and Strayer University’s ability to conduct their business, including obtaining necessary approvals from the Department of Education, may be affected by staffing levels or review procedures at the Department and the volume of applications and other requests to the Department. If the Department lacks adequate personnel or adopts time-consuming procedures or the Department’s workload exceeds its capacity, action by the Department on requests by the Universities could be significantly delayed, and such delays could have a material adverse effect on the Universities and our business.
Capella University and Strayer University are subject to compliance reviews, which, if they result in a material finding of noncompliance, could affect their ability to participate in Title IV programs.
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
On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On April 18, 2023, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with full certification through September 30, 2025.
If either Capella University or Strayer University fails to maintain its institutional accreditation or if its institutional accrediting body loses recognition by the Department of Education, the University would lose its ability to participate in Title IV programs.
The loss of Capella University’s accreditation by the Higher Learning Commission or the Higher Learning Commission’s loss of recognition by the Department of Education would render Capella University ineligible to participate in Title IV programs and would have a material adverse effect on our business. Similarly, the loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by the Higher Learning Commission or Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. On May 31, 2023, the Department of Education, acting on the recommendation of NACIQI renewed its recognition of the Higher Learning Commission for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of Middle States for one year, requiring a compliance report regarding one item of noncompliance. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

If either Capella University or Strayer University fails to maintain any of its state authorizations, the University would lose its ability to operate in that state and to participate in Title IV programs there.
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
Effective July 1, 2011, Department of Education regulations provide that an institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If a state in which Capella University or Strayer University is located fails to comply in the future with the provisions of the new rule or fails to provide the University with legal authorization, it could limit the University’s ability to operate in that state and to participate in Title IV programs at least for students in that state and could have a material adverse effect on our operations.
On December 19, 2016, the Department of Education published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which became effective on May 26, 2019, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students (other than the state(s) in which the institution is physically located), if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. Under those rules, if one of the Universities should fail to obtain or maintain required state authorization to provide post-secondary distance education in a specific state in which the institution is not physically located, the institution could lose its ability to provide distance education in that state and to award Title IV aid to online students in that state. The 2016 rules require that schools disclose all applicable prerequisites for licensure for professional programs and whether the school’s programs satisfy those prerequisites in each state where enrolled students reside. The institution must make direct disclosures to students and prospective students if the institution determines that a program does not meet a state’s professional licensure requirements. If an institution has not made these determinations, it must make a general disclosure to the public to that effect. The disclosure rules have been modified by U.S. Department of Education regulations effective July 1, 2024, as described below. An institution must also notify students within 14 days if it determines that a program does not meet a state’s requirements. If one of the Universities failed to make any of these disclosures, the Department of Education could limit, suspend, or terminate its participation in Title IV programs or impose other penalties such as requiring the Universities to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which originated after the 2016 rulemaking and allows the Universities to enroll students in distance education programs in each SARA member state. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. If Capella University or Strayer University fails to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if no determination for such state has been made by the institution. The disclosure rules have been modified by U.S. Department of Education regulations effective July 1, 2024, as described below.

On March 1, 2023, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), held its first of two public comment forums to seek input on potential changes to NC-SARA policies. The forum included a discussion of 63 proposed policy changes, some of which, if adopted, would have significantly altered the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. In addition to the public comment forums, written comments were accepted through May 17, 2023. In September 2023, NC-SARA’s four regional compacts completed evaluation of the proposed policy changes and unanimously approved six proposed policy changes to be voted upon by the NC-SARA board of directors. On October 24-25, 2023 the NC-SARA board of directors approved five policy modifications, none of which permitted states to apply more stringent standards to for-profit institutions or exclude for-profit institutions from NC-SARA participation. Nonetheless, the process demonstrates the possibility that the adoption of certain NC-SARA proposals in the future, including the earlier proposal to alter standards or to eliminate the ability of for-profit institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company. For example, if excluded from the ability to participate in the agreements, Capella University and Strayer University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
Pursuant to new U.S. Department of Education regulations, beginning July 1, 2024, in each state where an institution is located and students enrolled by the institution are located, the institution must determine that each program eligible for Title IV: (i) is programmatically accredited if the state or a Federal agency requires such accreditation, including as a condition for employment in the occupation for which the program prepares the student and (ii) satisfies the applicable educational requirements for professional licensure or certification requirements in the state so that a student who enrolls in the program, and seeks employment in that state after completing the program, qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter; and (iii) complies with all state laws related to closure, including record retention, teach-out plans or agreements, and tuition recovery funds or surety bonds. Institutions may not enroll for Title IV purposes a student located in a state in which the program does not meet such requirements, unless at the time of initial enrollment the student attests their intent to seek employment in another state that would satisfy such requirements.
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization and state authorization reciprocity agreements.
If either Capella University or Strayer University fails to obtain recertification by the Department of Education when required, that University would lose its ability to participate in Title IV programs.
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
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On April 18, 2023, Capella University and the Department of Education executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with full certification through September 30, 2025.
A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education, including, among other things, certain standards of financial responsibility and administrative capability. If one of the Universities fails to demonstrate financial responsibility or maintain administrative capability under the Department of

Education’s regulations, the University could lose its eligibility to participate in Title IV programs or have that eligibility adversely conditioned. Such developments could have a material adverse effect on our business.
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
If Capella University or Strayer University loses eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Capella University’s three-year cohort default rates for federal fiscal years 2018, 2019, and 2020 were 5.2%, 1.1%, and 0.0%, respectively. Strayer University’s three-year cohort default rates for federal fiscal years 2018, 2019, and 2020 were 8.6%, 2.2%, and 0.0%, respectively. The average official cohort default rates for proprietary institutions nationally were 11.2%, 3.1%, and 0.0% for federal fiscal years 2018, 2019, and 2020, respectively. The Federal government’s elimination of the pause on federal student loan payments could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
Capella University or Strayer University could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of its revenues derived from those programs were too high, or could be restricted from enrolling students in certain states if the percentage of the University’s revenues from federal or state programs were too high.
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2022, Capella University derived approximately 65.30% of its cash-basis revenues from Title IV program funds. For fiscal year 2022, using the formula specified in the Higher Education Act, Strayer University derived approximately 80.57% of its cash-basis revenues from these programs. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. The Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
The failure by Capella University or Strayer University to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.
If one of the Universities pays a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret a University’s compensation practices as noncompliant, the University could be subject to sanctions or other liability. Such penalties could have a material adverse effect on our business.

The failure by Capella University or Strayer University to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Final regulations that defined misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made. In 2021, the Department began the process to amend the Borrower Defense to Repayment rules, including the definition of misrepresentation, and on October 31, 2022, the Department released final Borrower Defense to Repayment regulations, which include among other defenses “substantial misrepresentation,” with a significantly expanded definition of misrepresentation that also includes “omissions of fact.” Specifically, the new rule defines a “misrepresentation” to include any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program. This new definition is effective July 1, 2023.
On June 22, 2022, in litigation in which neither SEI nor Capella University is a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, the Department joined a proposed class settlement agreement that resulted in a blanket grant of automatic, presumptive relief for all Borrower Defense to Repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement also provided certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers regardless of which institution they attended who applied during the period after execution of the settlement and before final approval (i.e., from June 23, 2022 to November 15, 2022) (the “post-class applicants”). The district court granted final approval of the settlement on November 16, 2022. Intervenors, including multiple intervening higher education institutions and companies, appealed the district court’s order. Intervenors’ request to stay the district court’s final judgment approving the settlement pending resolution of the appeal has been denied.
It is unclear whether the Department might seek recovery for the amounts of loans discharged pursuant to the automatic relief provision in the Sweet settlement. In a July 25, 2022 filing in the same litigation, the Department stated that providing automatic relief to such borrowers “does not constitute the granting or adjudication of a borrower defense pursuant to the Borrower Defense Regulations, and therefore provides no basis to the Department for initiating a borrower defense recoupment proceeding against any institution identified” on the list. The Department has indicated that any recoupment against institutions “could be imposed only after the Department initiated a separate, future proceeding, in accordance with regulations that require the Department to prove a sufficient basis for liability and provide schools with notice and an opportunity to be heard.” If the Department were to seek recovery for the amounts of automatically discharged loans of Capella University students under the Sweet settlement, Capella University would dispute and defend against such efforts. If the Department were to successfully seek recovery for the amounts of discharged loans from Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment Regulations, the Department announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet post-class applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and, if the Department does not adjudicate the applications by January 28, 2026, it will provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). The Department has informed institutions that: it is notifying most schools of all applications received from June 23, 2022 to November 15, 2022 in a single send (and anticipates completing notification to all schools by approximately April 2024); it is not reviewing applications prior to sending them to institutions; it is optional for institutions to respond to the applications; and not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim. Moreover, any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a BDTR application and the Department seeks recoupment.
As described in Note 21, Litigation, in the consolidated financial statements appearing in Part II, Item 8 of this report, on January 25, 2024, Capella University received notice from the Department of Borrower Defense to Repayment applications, and on February 1, 2024, Strayer University received notice from the Department of Borrower Defense to Repayment applications.
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
Our failure to comply with the Department of Education’s gainful employment regulations effective July 1, 2024 could result in heightened disclosure requirements and loss of Title IV eligibility.
To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education generally must prepare students for gainful employment in a recognized occupation.
On September 27, 2023, the Department of Education released final regulations on gainful employment, effective July 1, 2024. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program in order to maintain Title IV eligibility. The two metrics are 1) a debt-to-earnings ratio that compares the median annual earnings and median discretionary earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program (a program passes if the annual debt-to-earnings ratio is less than or equal to 8% of annual earnings or 20% of discretionary earnings), and 2) an earnings premium test that compares the median annual earnings of graduates from a program that received federal financial aid to an “earnings threshold” based on a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force (a program passes if the median annual earnings exceed the earnings threshold).
Beginning on July 1, 2026, any gainful employment program that fails either or both metrics in a single year would be required to provide a warning to all to current and prospective students that meets certain minimum requirements specified by the Department of Education, including that the program failed one or both metrics for the year and may be subject to loss of Title IV eligibility. Any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to Title IV funding. The Department has indicated that it will release metrics beginning in the 2025 financial aid award year, and, if so, we expect that the earliest a program could lose eligibility is 2026.
The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence and retention. At this time, it is difficult to predict whether our programs will satisfy the gainful employment metrics. Further, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.
The failure by Capella University or Strayer University to comply with the Department of Education’s credit hour or direct assessment rules could result in sanctions and other liability.
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
The failure by Capella University or Strayer University to comply with the Clery Act or Title IX could result in sanctions and other liability.
Capella University and Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Clery Act, including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department of Education promulgated final regulations implementing amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government, to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University, or limit or suspend its participation in Title IV programs, which could lead to litigation and could harm the University’s reputation. In addition, individuals alleging sex discrimination may sue an institution under Title IX for corrective action and monetary damages.
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
On October 4, 2022, the Department of Education’s Office for Civil Rights released a resource document for students and institutions in which it reinforced that current Title IX regulations prohibit discrimination based on pregnancy, childbirth, false pregnancy, termination of pregnancy or recovery therefrom. The resource document further emphasized that Title IX requires institutions to treat pregnancy, childbirth, false pregnancy, termination of pregnancy and recovery therefrom the same as other temporary disabilities with respect to medical benefits, services, plans, and policies, and detailed requirements for leave and reinstatement for both students and employees.
Failure to comply with these final rules and the resulting sanctions could have a material adverse effect on our business.
Capella University and Strayer University are subject to sanctions if they fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
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
The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the CFPB create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, create uncertainty in the industry, and general credit market conditions may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Capella University’s or Strayer University’s non-Title IV revenue, and thereby increase Capella University’s or Strayer University’s 90/10 ratio, and have a material adverse effect on our business.
We rely on one or more third parties for software and services necessary to administer Capella University’s and Strayer University’s participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause Capella University or Strayer University to lose eligibility to participate in Title IV programs.
Because each of Capella University and Strayer University is jointly and severally liable to the Department of Education for the actions of third-party Title IV processing software providers, failure of such providers to comply with applicable regulations could have a material adverse effect on Capella University or Strayer University, including loss of eligibility to participate in Title IV programs. If any of the third-party servicers discontinue providing software and services to one or both of the Universities, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and the Universities could lose their ability to comply with the requirements of Title IV programs. Such developments could adversely affect our enrollment, revenues, and results of operations.
Our business could be harmed if Capella University or Strayer University experience a disruption in their ability to process student loans under the Federal Direct Loan Program.
Each of Capella University and Strayer University collected the majority of its fiscal year 2023 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the Universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the University or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Capella University and Strayer University collected the majority of its fiscal year 2023 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
As enforcement of laws related to the accessibility of technology continues to evolve in the U.S., information technology development costs and compliance risks could increase.
Capella University’s and Strayer University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 (“Section 504”), prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”) prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504 and the ADA, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s OCR and third parties have brought enforcement actions against institutions related to website accessibility of online course material. If Capella University or Strayer University is found to have violated Section 504 or the ADA, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, Capella University or Strayer University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements at potentially substantial cost. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and defending against and resolving such actions may require Capella University or Strayer University to incur costs of litigation and costs to modify its online classrooms and other uses of technology.
Risks Related to Our Business
Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.
Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2024 will be affected by legislative uncertainty and regulatory activity in the U.S., and macroeconomic conditions globally. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.
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
Congressional and other governmental activities in the U.S. could damage the reputation of Capella University or Strayer University and limit our ability to attract and retain students.
In recent years, Congress increased its focus on proprietary educational institutions, including administration of Title IV programs, military tuition assistance, veterans education benefits, and other federal programs. During a prior Administration, the Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. Several state Attorneys General have also undertaken extensive investigations of proprietary educational institutions. These and other governmental activities, including potential new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Capella University or Strayer University, singly or cumulatively could affect public perception of proprietary higher education, damage the reputation of Capella University or Strayer University, and limit our ability to attract and retain students.
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
Capella University and Strayer University, with their online programs, operate in a highly competitive market with rapid technological changes, and they may not compete successfully.
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
A change in ownership resulting in a change of control of Capella University or Strayer University (or of the Company) would trigger a requirement for recertification of the University (or the Universities) by the Department of Education for purposes of participation in federal student financial aid programs, a review of the University’s accreditation by its institutional accrediting agency, and reauthorization of the University (or the Universities) by certain state licensing and other regulatory agencies. If we or one of the Universities underwent a change of control that required approval by any state authority, any institutional accrediting agency, or any federal agency, and any required regulatory approval were significantly delayed, limited, or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn, could have a material adverse effect on our business. These factors may diminish the Company’s appeal as an acquisition target.
Capacity constraints or system disruptions to a University’s computer networks could damage the reputation of the institutions and limit our ability to attract and retain students.
The performance and reliability of our Universities’ computer networks, especially the online educational platform, is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could result in the unavailability of the University’s computer networks. We cannot assure you that the Universities, including their online educational platforms, will be able to expand their program infrastructure on a timely basis sufficient to meet demand for their programs. The Universities’ computer systems and operations could be vulnerable to interruption or malfunction due to events beyond their control, including natural disasters, telecommunications failures, and cybersecurity incidents. Any interruption to the Universities’ computer systems or operations could have a material adverse effect on our ability to attract and retain students.
The Company’s computer networks, and those of third parties we use in our operations, may be vulnerable to cybersecurity risks that could disrupt operations and require them to expend significant resources.
The Company’s computer networks, and those of third-parties we use in our operations, may be vulnerable to unauthorized access, computer hackers, computer viruses, and other cybersecurity problems, such as ransomware attacks, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may be subject to directed attacks intended to lead to interruptions in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our students) and other data, confidential information or intellectual property. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. These systems also may be vulnerable to disruptions from other factors, including pandemic, violent incident, natural disaster, power loss, telecommunications and Internet failures, civil unrest, and other events beyond our reasonable control. As a result, we may be required to expend significant resources to protect against the threat of these cybersecurity breaches or disruptions to alleviate problems caused by these breaches or disruptions.
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
Integrating SEI and Torrens University and associated assets in Australia and New Zealand (“ANZ”) may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the acquisition.
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
The impact of pandemics like the COVID-19 pandemic and other possible future public health emergencies may adversely affect our business, our future results of operations, and our overall financial performance.
The COVID-19 global pandemic caused significant volatility and disruption to the domestic and global economy. The Company’s transition to remote and hybrid working involves many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may also increase the chance of cybersecurity incidents, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. Any future pandemic could result in unpredictable, sustained weakness in demand, or be accompanied by temporary closure of international borders, any of which could disrupt our operations and have a material effect on our business.
The extent to which pandemics like the COVID-19 pandemic and future public health emergencies could affect our business, operations and financial results is uncertain and will depend on numerous factors that are impossible to predict, including: the duration and scope of the pandemic; the impact on economic activity from the pandemic and actions taken in response, including those of governmental entities; the impact of the pandemic and the government response thereto on our employees, students, and business partners, including any suspensions or terminations of employer tuition reimbursement programs; our ability to operate and provide our services with employees working remotely and/or closures of our campus locations; potential exposure to claims for liability arising out of employees or students who may contract the virus; and the ability of our students to continue their education notwithstanding the pandemic.
Item 1B.    Unresolved Staff Comments
There are no SEC staff comments on our periodic SEC reports which are unresolved.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity program is designed to protect and preserve the confidentiality, integrity, and availability of our networks and systems, as well as information that we own or is in our care, through a risk-based approach. The Company’s program is based on the U.S. National Institute for Standards and Technology standards and other applicable industry frameworks. Our cybersecurity program identifies, assesses, and manages material risks from cybersecurity threats by implementing a comprehensive set of practices, processes, and technologies designed to protect our data digital assets and data.
Our cybersecurity program includes:
•ongoing employee cybersecurity awareness and training activities, which includes periodic “phishing” testing;
•intrusion detection by monitoring network and system activities to detect unusual or suspicious behavior;
•access management and access controls which aim to implement “least privilege” access;
•protection of sensitive data through “at rest” and “in transit” encryption;
•industry-standard monitoring and protection software;
•a defined vulnerability management program;
•periodic cybersecurity assessments, including with the support of independent third-party consultants;
•developing plans for recovering from security incidents and maintaining business continuity in the face of cyberattacks; and
•a cybersecurity incident response plan that provides controls and procedures to support timely and accurate reporting of cybersecurity incidents.
The Company’s cybersecurity program is integrated within the Company’s enterprise risk management program, which provides oversight and governance of cybersecurity risk through risk assessment, risk monitoring, and follow-through on stated objectives and investments to actively manage and remediate related risks.

The Company maintains arrangements with third party information infrastructure (IT) vendors—including “cloud computing” vendors. The Company has processes designed to manage cybersecurity risks arising from our use of such vendors, including conducting risk assessments prior to integration into the Company’s networks and additional assessments prior to contract renewals or extensions. Cybersecurity measures employed by significant third-party service providers are also assessed prior to introduction into our environment. The Company also commissions third-party risk assessments of certain IT vendors to identify and evaluate risks associated with each third party and to minimize potential disruptions and liabilities that may arise from external partnerships. We further manage potential threats to our systems originating with or associated with IT vendors by integrating cybersecurity requirements and other provisions into various contracts as applicable. Vulnerabilities in third-party software are monitored and managed through our vulnerability management program.
To date, the risks from cybersecurity threats have not materially affected the Company. Our cybersecurity program is designed to detect and prevent cybersecurity events that would have a material adverse effect on the Company. Despite our efforts, however, the threat of sophisticated, targeted computer crime poses a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. Notwithstanding our efforts to protect intellectual property and confidential and personal information, our facilities and systems may be vulnerable to cybersecurity events. See “Item 1A. Risk Factors – Risks Related to our Business.”
We maintain insurance covering certain costs that we may incur in connection with cybersecurity incidents, which we believe is commensurate with the size and the nature of our operations. However, the Company may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.
Governance
The Company’s Chief Information Security Officer (“CISO”) is responsible for cybersecurity at the executive level. The CISO oversees a team of cybersecurity professionals responsible for assessing and managing our material risk from cybersecurity threats. The CISO works closely with the Chief Information Officer and reports to the Chief Financial Officer and Chief Administrative Officer. The CISO also leads a cross-functional Cybersecurity Incident Response Team (“CSIRT”) responsible for responding to and managing cybersecurity incidents. The CSIRT consists of professionals from various departments within SEI, including Information Technology, Information Security, Legal, Finance, Enterprise Risk Management, Human Resources, and other key business areas. The CISO has extensive expertise in cybersecurity, including over two decades of experience at a federal law enforcement agency, where responsibilities included technical risk management, information security, cyber investigations, incident response, and cyber strategy. In addition to the CISO’s professional background, the CISO maintains several relevant industry credentials, including ISACA Certification in Risk and Information Systems Control (“CRISC”) and ISC2 Certification in Information Systems Security Professional (“CISSP”).
The Audit Committee of the Company’s Board of Directors, which is wholly comprised of independent directors, is tasked with oversight of the Company’s enterprise risk assessment and risk management policies and guidelines, including cybersecurity. The Audit Committee receives quarterly cybersecurity updates from the Chief Information Officer and/or the CISO. Each update includes, among other topics, a summary of SEI cybersecurity events, vulnerability management, ransomware readiness, and global cybersecurity trends across industries. The Audit Committee also receives updates from Internal Audit, which report on cybersecurity in the context of enterprise risk management. The Audit Committee updates the Board of Directors as appropriate.
The Company maintains a process to escalate certain cybersecurity incidents promptly so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Item 2.    Properties
Except for one campus facility which we own, our campus and administrative facilities are leased. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our primary location in Minneapolis, also the headquarters for Capella University, is located at 225 South 6th Street, Minneapolis, MN 55402. The headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. The headquarters of ANZ is located at 17/51 Foveaux Street, Surry Hills, New South Wales, 2010 in Australia.
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We did not open any new campuses in the U.S. during 2023. Any new locations in the U.S. will continue to incorporate a smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online.

Our leases generally range from three to fifteen years with one to two renewal options for extended terms. As of December 31, 2023, the Company leased approximately 70 campus and administrative facilities in the United States consisting of approximately 0.8 million square feet. In 2023, we reduced our leased and owned facility footprint by approximately 90,000 square feet, primarily due to lease terms expiring, by reducing the size of existing facilities at the time of lease renewal, or through the sale of owned campuses. The facility that we own consists of approximately 20,000 square feet.
For more information regarding our ongoing lease commitments, see Note 7, Leases, in the consolidated financial statements appearing in Part II, Item 8 of this report.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” As of January 26, 2024, there were 24,406,816 shares of common stock outstanding, and approximately 125 holders of record, which includes nominees or broker dealers holding stock on behalf of beneficial owners.
In 2022 and 2023, our Board of Directors approved the following dividend payments per common share:

	2022	2023
First Quarter	$0.60	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$0.60	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2018 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), Bright Horizons Family Solutions, Inc. (BFAM), Chegg, Inc. (CHGG), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), Stride Inc. (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), Perdoceo Education Corporation (PRDO), and 2U, Inc. (TWOU). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.
Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Strategic Education, Inc.	100	142	87	55	77	93
NASDAQ Stock Market (U.S.)	100	137	198	242	163	236
Peer Group	100	98	132	99	89	116
__________________________________________________________
*The comparison assumes $100 was invested on December 31, 2018 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us. Cumulative stockholder return assumes reinvestment of dividends and the peer group cumulative stockholder return is weighted by market capitalization at the beginning of each year.
There were no sales by us of unregistered securities during the year ended December 31, 2023.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date, with the most recent extension being approved by our Board of Directors in November 2023. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.
During the three months ended December 31, 2023, the Company did not repurchase any shares of common stock under its repurchase program. At December 31, 2023, the Company’s remaining authorization for common stock repurchases was $240.0 million, and is available for use through December 31, 2024.
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
Background
Strategic Education, Inc. (“SEI,” “we,” “us,” “our,” or “the Company”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries, Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations emphasize relationships through our Education Technology Services segment with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs.
Segments Overview
As of December 31, 2023, we had the following reportable segments:
U.S. Higher Education (“USHE”) Segment
•The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University, including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are units of Strayer University.
•Capella University is accredited by the Higher Learning Commission and Strayer University is accredited by the Middle States Commission on Higher Education, both higher education institutional accrediting agencies recognized by the Department of Education. The USHE segment provides academic offerings both online and in physical classrooms, helping working adult students develop specific competencies they can apply in their workplace.

•In 2023, USHE average total student enrollment increased 6.8% to 82,267 compared to 77,027 in 2022.
•Trailing 4-quarter student persistence within USHE was 87.4% in the third quarter of 2023 compared to 87.7% for the same period in 2022. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023
86.8%	87.1%	87.3%	87.7%	87.4%	87.4%	87.3%	87.4%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 8.3% as of the end of the third quarter of 2023. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023
(11.3)%	(8.1)%	(6.4)%	(5.3)%	(6.2)%	(7.2)%	(7.4)%	(8.3)%
Education Technology Services Segment
•Our Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Education Technology Services segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Education Technology Services segment continue to be attributed to the segment until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In 2023, employer affiliated enrollment as a percentage of USHE enrollment was 27.2% compared to 24.4% in 2022.
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
Australia/New Zealand (“ANZ”) Segment
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
•Think Education is a vocational registered training organization and accredited higher education provider in Australia. Think Education delivers education services at several campuses in Sydney, Melbourne, Brisbane, and Adelaide as well as through online study. Think Education and its colleges are accredited in Australia by the TEQSA and the Australian Skills Quality Authority, the regulator for vocational education and training organizations that operate in Australia.
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
•In 2023, Australia/New Zealand average total student enrollment decreased 3.6% to 18,692 compared to 19,388 in 2022.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the year ended December 31, 2023 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
Students at Capella University and Strayer University finance their education in a variety of ways, and historically about 75% of our students have participated in one or more financial aid program provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2023, we had deferred $44.5 million for estimated redemptions earned under the Graduation Fund, as compared to $46.8 million at December 31, 2022. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2023 and 2022, our bad debt expense was 4.3% and 3.9% of revenue, respectively. A change in our allowance for credit losses of 1% of gross tuition receivable as of December 31, 2023 would have changed our income from operations by approximately $1.2 million.
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
Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2023, we performed a qualitative impairment assessment, consistent with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), of goodwill assigned to all reporting units, except for goodwill assigned to the Capella University and Strayer University reporting units, as well as for indefinite-lived intangible assets, except for the Capella University trade name, to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value.
Given the length of time since the last valuation, in 2023 we elected to bypass a qualitative annual impairment assessment for goodwill assigned to the Capella University and Strayer University reporting units and for the Capella University indefinite-lived intangible assets and proceeded directly to a quantitative impairment assessment, consistent with ASC 350. To assess goodwill, we used an income-based approach to determine the fair value of the Capella University and Strayer University reporting units, which consisted of a discounted cash flow model that included projections of future cash flows for the two reporting units, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. To assess the indefinite-lived intangible assets, we used an income-based approach to determinate the fair value of the Capella University trade name, which consisted of a discounted cash flow model, using the relief from royalty method, that included a projection of future revenues for Capella University, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. Based on the qualitative and quantitative impairment assessments performed, we concluded that no goodwill or indefinite-lived intangible asset impairments had been incurred during the years ended December 31, 2022 or 2023.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the years ended December 31, 2022 or 2023. As of December 31, 2023, all finite-lived intangible assets related to student relationships were fully amortized.
Other estimates — We record estimates for income tax liabilities and estimate the useful lives of our property and equipment and intangible assets. We also periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to the carrying amount of property and equipment and intangible assets, stock-based compensation expense, and income tax liabilities may be required.
Results of Operations
In 2023, we generated $1,132.9 million in revenue compared to $1,065.5 million in 2022. Our income from operations increased to $95.3 million in 2023 compared to $70.8 million in 2022, primarily due to higher revenue driven by student enrollment growth in the USHE segment and growth in Sophia Learning subscriptions in the Education Technology Services segment, and lower amortization expense of intangible assets, partially offset by higher restructuring costs, bad debt expense, and unfavorable foreign currency exchange impacts. Our net income in 2023 was $69.8 million compared to $46.7 million in 2022, and diluted earnings per share was $2.91 in 2023 compared to $1.94 in 2022.

Year Ended December 31, 2023 Compared To Year Ended December 31, 2022
Revenues. Consolidated revenues increased to $1,132.9 million in 2023 compared to $1,065.5 million in 2022, primarily due to an increase in USHE student enrollment, growth in Sophia Learning subscriptions, and higher ANZ revenue per student, partially offset by unfavorable foreign currency exchange impacts. In the USHE segment for the year ended December 31, 2023, average total student enrollment increased 6.8% to 82,267 from 77,027 in 2022. USHE segment revenues increased 6.2% to $819.0 million in 2023 compared to $771.0 million in 2022, primarily due to the increase in student enrollment. In the Australia/New Zealand segment for the year ended December 31, 2023, average total student enrollment decreased 3.6% to 18,692 from 19,388 in 2022. Australia/New Zealand segment revenues increased 1.2% to $233.5 million in 2023 compared to $230.7 million in 2022, primarily due to higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenues increased 26.2% to $80.5 million in 2023 compared to $63.8 million in 2022, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $623.9 million in 2023 compared to $597.3 million in 2022, principally due to increases in personnel-related costs, bad debt expense, student material costs, and technology-related costs, partially offset by lower facility costs and stock-based compensation expense, and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 55.1% in 2023 from 56.1% in 2022.
General and administration expenses. Consolidated general and administration expenses increased to $384.4 million in 2023 compared to $379.8 million in 2022, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, partially offset by lower stock-based compensation expense and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.9% in 2023 from 35.6% in 2022.
Amortization of intangible assets. Amortization of intangible assets decreased to $11.5 million in 2023 compared to $14.4 million in 2022, primarily due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in October 2023.
Merger and integration costs. Merger and integration costs increased to $1.5 million in 2023 compared to $1.1 million in 2022 and are primarily related to integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $16.3 million in 2023 from $2.1 million in 2022, principally due to an increase of $10.5 million in severance and other personnel-related expenses from employee terminations related to position eliminations during the year, a decrease of $1.9 million in gains related to the sale of real estate and early terminations of leased facilities, and an increase of $1.8 million in right-of use lease asset and fixed asset impairment charges associated with vacating leased space in 2023.
Income from operations. Consolidated income from operations increased to $95.3 million in 2023 compared to $70.8 million in 2022, primarily due to higher revenue driven by student enrollment growth in the USHE segment and growth in Sophia Learning subscriptions in the Education Technology Services segment, and lower amortization expense of intangible assets, partially offset by higher restructuring costs, bad debt expense, and unfavorable foreign currency exchange impacts. USHE segment income from operations increased 54.5% to $59.6 million in 2023 compared to $38.6 million in 2022, primarily due to higher revenue from an increase in student enrollment. Australia/New Zealand segment income from operations increased 17.7% to $35.9 million in 2023 compared to $30.5 million in 2022, primarily due to higher revenue and personnel-related cost savings due to headcount reductions, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment income from operations increased 51.0% to $29.1 million in 2023 compared to $19.3 million in 2022, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) increased to $5.4 million of income in 2023 compared to $1.2 million of expense in 2022, primarily due to an increase of $6.6 million in interest income and an increase of $1.8 million in investment income from our limited partnerships, partially offset by an increase in interest expense due to higher interest rates. We incurred $7.2 million of interest expense in 2023 compared to $5.7 million in 2022.
Provision for income taxes. Income tax expense was $30.9 million in 2023 compared to $22.9 million in 2022. Our effective tax rate for 2023 was 30.7%, compared to 32.9% in 2022. Income tax expense for the years ended December 31, 2023 and 2022 include shortfall tax impacts related to share-based payment arrangements of approximately $1.4 million and $1.5 million, respectively. Our effective tax rate, excluding these and other discrete tax adjustments, was 30.0% for 2023.

Net income. Net income increased to $69.8 million in 2023 compared to $46.7 million in 2022 due to the factors discussed above.
Year Ended December 31, 2022 Compared To Year Ended December 31, 2021
Revenues. Consolidated revenues decreased to $1,065.5 million in 2022 compared to $1,131.7 million in 2021, primarily due to declines in enrollment and unfavorable foreign currency exchange impacts. In the USHE segment for the year ended December 31, 2022, average total student enrollment decreased 6.5% to 77,027 from 82,425 in 2021. USHE segment revenues decreased 7.0% to $771.0 million in 2022 compared to $829.3 million in 2021, primarily as a result of declines in enrollment. In the Australia/New Zealand segment for the year ended December 31, 2022, average total student enrollment increased to 19,388 from 19,350 in 2021. Australia/New Zealand segment revenues decreased 7.7% to $230.7 million in 2022 compared to $250.1 million in 2021, primarily due to unfavorable foreign currency exchange impacts and lower revenue per student. In the Education Technology Services segment, revenues for the year ended December 31, 2022 increased 21.9% to $63.8 million compared to $52.3 million in 2021, primarily as a result of growth in Sophia Learning and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $597.3 million in 2022 compared to $608.3 million in 2021, principally due to lower facility costs and bad debt expense. Consolidated instructional and support costs as a percentage of revenues increased to 56.1% in 2022 from 53.7% in 2021.
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
Income from operations. Consolidated income from operations decreased to $70.8 million in 2022 compared to $73.9 million in 2021, primarily due to lower earnings in the USHE segment, partially offset by lower amortization expense of intangible assets, restructuring costs, and merger and integration costs. USHE segment income from operations decreased 63.2% to $38.6 million in 2022 compared to $104.9 million in 2021, primarily due to declines in enrollment, lower revenue per student, and increased investments in marketing initiatives. Australia/New Zealand segment income from operations decreased 15.0% to $30.5 million in 2022 compared to $35.9 million in 2021, primarily due to lower revenues and unfavorable foreign currency exchange impacts. Education Technology Services segment income from operations decreased 9.6% to $19.3 million in 2022 compared to $21.3 million in 2021 as a result of increased investment in outreach to corporate partners, partially offset by growth in Sophia Learning and an increase in employer affiliated enrollment.
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
Provision for income taxes. Income tax expense was $22.9 million in 2022 compared to $21.5 million in 2021. Our effective tax rate for 2022 was 32.9% compared to 28.1% in 2021. The increase in the effective tax rate in 2022 was primarily due to a $1.5 million tax shortfall recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 30.4% for 2022.
Net income. Net income decreased to $46.7 million in 2022 compared to $55.1 million in 2021 due to the factors discussed above.

Non-GAAP Financial Measures
In the accompanying analysis of financial information for the three years ended December 31, 2023, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the year ended December 31, 2023 are also presented on a constant currency basis.
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
Adjusted income from operations was $124.6 million in 2023 compared to $88.3 million in 2022. Adjusted net income was $89.1 million in 2023 compared to $60.3 million in 2022, and adjusted diluted earnings per share was $3.72 in 2023 compared to $2.51 in 2022.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2023 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,132,924	$—	$—	$—	$—	$—	$1,132,924
Total costs and expenses	$1,037,603	$(11,457)	$(1,544)	$(16,256)	$—	$—	$1,008,346
Income from operations	$95,321	$11,457	$1,544	$16,256	$—	$—	$124,578
Operating margin	8.4%						11.0%
Income before income taxes	$100,726	$11,457	$1,544	$16,256	$(2,718)	$—	$127,265
Net income	$69,791	$11,457	$1,544	$16,256	$(2,718)	$(7,245)	$89,085

Diluted earnings per share	$2.91						$3.72
Weighted average diluted shares outstanding	23,956						23,956

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2022 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,065,480	$—	$—	$—	$—	$—	$1,065,480
Total costs and expenses	$994,720	$(14,350)	$(1,117)	$(2,115)	$—	$—	$977,138
Income from operations	$70,760	$14,350	$1,117	$2,115	$—	$—	$88,342
Operating margin	6.6%						8.3%
Income before income taxes	$69,569	$14,350	$1,117	$2,115	$(579)	$—	$86,572
Net income	$46,670	$14,350	$1,117	$2,115	$(579)	$(3,419)	$60,254

Diluted earnings per share	$1.94						$2.51
Weighted average diluted shares outstanding	23,998						23,998
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2021 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,131,686	$3,646	$—	$—	$—	$—	$1,135,332
Total costs and expenses	$1,057,774	$(51,495)	$(11,201)	$(25,472)	$—	$—	$969,606
Income from operations	$73,912	$55,141	$11,201	$25,472	$—	$—	$165,726
Operating margin	6.5%						14.6%
Income before income taxes	$76,599	$55,141	$11,201	$25,472	$(5,300)	$—	$163,113
Net income	$55,087	$55,141	$11,201	$25,472	$(5,300)	$(24,975)	$116,626

Diluted earnings per share	$2.28						$4.83
Weighted average diluted shares outstanding	24,122						24,122
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
(3)Reflects severance costs, lease and fixed asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring.
(4)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 30.0%, 30.4%, and 28.5%, for 2023, 2022, and 2021, respectively.

The table below presents our adjusted results of operations on a constant currency basis for the year ended December 31, 2023 (amounts in thousands, except per share data):

	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$1,132,924	$10,937	$1,143,861
Total costs and expenses	$1,008,346	$8,925	$1,017,271
Income from operations	$124,578	$2,012	$126,590
Operating margin	11.0%		11.1%
Income before income taxes	$127,265	$2,106	$129,371
Net income	$89,085	$1,475	$90,560

Diluted earnings per share	$3.72		$3.78
Weighted average diluted shares outstanding	23,956		23,956
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the year ended December 31, 2023 at a constant exchange rate of 0.69 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2022.
Liquidity and Capital Resources
At December 31, 2023, we had cash, cash equivalents, and marketable securities of $208.7 million compared to $235.9 million at December 31, 2022. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at December 31, 2023 and 2022. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include tax-exempt municipal securities, corporate debt securities, and term deposits. We earned interest income of $10.4 million, $3.8 million, and $1.1 million in each of the years ended December 31, 2023, 2022, and 2021, respectively.
We are party to a credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2023. As of December 31, 2023 and 2022, we had $61.4 million and $101.4 million, respectively, outstanding under our Revolving Credit Facility. During each of the years ended December 31, 2023 and 2022, we repaid $40.0 million of the outstanding balance under our Revolving Credit Facility. During each of the years ended December 31, 2023 and 2022, we paid $6.8 million and $4.2 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities decreased to $117.1 million in 2023 compared to $126.1 million in 2022. The decrease in net cash from operating activities was primarily driven by higher tax payments and an increase in cash used for working capital.
Our net cash used in investing activities increased to $48.5 million in 2023 compared to $31.4 million in 2022. The increase in net cash used in investing activities was primarily driven by $26.9 million in purchases of marketable securities and lower cash proceeds related to the sale of property and equipment, partially offset by higher cash proceeds from marketable securities and other investments and lower capital expenditures in 2023. Capital expenditures decreased to $36.9 million in 2023 compared to $43.2 million in 2022, primarily due to a shift towards cloud computing investments and timing of capital projects.

Our net cash used in financing activities decreased to $113.6 million in 2023 compared to $142.4 million in 2022. The decrease in net cash used in financing activities was primarily driven by a $30.1 million decrease in repurchases of common stock, partially offset by an increase in net payments for employee stock awards.
The Board of Directors declared an annual cash dividend of $2.40 per common share, payable in equal parts quarterly. During the year ended December 31, 2023, we paid a total of $58.8 million in cash dividends on our common stock compared to $59.2 million in 2022. During the year ended December 31, 2023, we paid $10.0 million to repurchase shares of common stock in the open market under our repurchase program, compared to $40.1 million in 2022. As of December 31, 2023, we had $240.0 million remaining in share repurchase authorization to use through December 31, 2024.
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
The table below sets forth our contractual cash commitments associated with lease liabilities as of December 31, 2023 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease liabilities	$175,948	$30,151	$55,967	$45,092	$44,738
As of December 31, 2023, we have a commitment to invest up to $2.4 million in our four limited partnership investments through 2031. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place.
Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. As of December 31, 2023, our maximum estimated commitment fee is $0.9 million per annum related to the unused portion of our credit facility.
Recently Issued Accounting Standards
Refer to Note 2, Significant Accounting Policies, within the footnotes to the consolidated financial statements for recently issued accounting standards.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2023, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At December 31, 2023, we had $61.4 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 20.6% of our consolidated revenues for the year ended December 31, 2023. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the year ended December 31, 2023, a hypothetical 10% adverse change in the average annual foreign currency exchange rates would have decreased our consolidated revenues by approximately $23.4 million. In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2023 was a decrease of $0.5 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Strayer University Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,252 million as of December 31, 2023, and the goodwill associated with the U.S. Higher Education segment, which includes the Strayer University reporting unit, is $632.1 million. The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Given the length of time since the last valuation, in 2023 the Company elected to bypass a qualitative annual impairment assessment for goodwill assigned to the Strayer University reporting unit and proceeded directly to a quantitative impairment assessment using the first day of the fourth quarter of 2023 as the assessment date. Management used an income-based approach which consisted of a discounted cash flow model to determine the fair value of the Strayer University reporting unit. The assumptions and estimates used in determining the estimated fair value of the Strayer University reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, student enrollment growth, operating margins, the discount rate, and the terminal growth rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Strayer University reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Strayer University reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to student enrollment growth, operating margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Strayer University reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Strayer University reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to student enrollment growth, operating margins, and the discount rate. Evaluating management’s assumptions related to the student enrollment growth and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Strayer University reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.
Strayer University Graduation Fund Liability – Undergraduate Degree Programs
As described in Note 3 to the consolidated financial statements, the Company’s consolidated Strayer University Graduation Fund liability was $44.5 million as of December 31, 2023, of which $40.6 million related to students enrolled in undergraduate degree programs. Strayer University offers the Graduation Fund, a program which allows undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future. Management’s estimate of the benefits that will be redeemed in the future is based on the Company’s historical experience of student persistence toward completion of a course of study within this program and similar programs.
The principal considerations for our determination that performing procedures relating to the Strayer University Graduation Fund liability for undergraduate degree programs is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the liability.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the Strayer University Graduation Fund liability for undergraduate degree programs. These procedures also included, among others (i) evaluating the appropriateness of the methodology used by management to determine the Strayer University Graduation Fund liability for undergraduate degree programs; (ii) recalculating the Strayer University Graduation Fund liability for undergraduate degree programs; and (iii) testing the completeness and accuracy of the underlying data used in determining the Strayer University Graduation Fund liability for undergraduate degree programs by testing, on a sample basis, certain underlying data related to current and historical students.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 29, 2024
We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$213,667	$168,481
Marketable securities	9,156	39,728
Tuition receivable, net	62,953	76,102
Other current assets	43,285	44,758
Total current assets	329,061	329,069
Property and equipment, net	132,845	118,529
Right-of-use lease assets	125,248	119,202
Marketable securities, non-current	13,123	483
Intangible assets, net	260,541	251,623
Goodwill	1,251,277	1,251,888
Other assets	49,652	54,419
Total assets	$2,161,747	$2,125,213

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,588	$90,888
Income taxes payable	6,989	2,200
Contract liabilities	88,488	92,341
Lease liabilities	23,879	24,190
Total current liabilities	209,944	209,619
Long-term debt	101,396	61,400
Deferred income tax liabilities	34,605	28,338
Lease liabilities, non-current	134,006	127,735
Other long-term liabilities	46,006	45,603
Total liabilities	525,957	472,695
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,402,891 and 24,406,816 shares issued and outstanding at December 31, 2022 and 2023, respectively	244	244
Additional paid-in capital	1,510,924	1,517,650
Accumulated other comprehensive loss	(35,068)	(34,247)
Retained earnings	159,690	168,871
Total stockholders’ equity	1,635,790	1,652,518
Total liabilities and stockholders’ equity	$2,161,747	$2,125,213
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2022	2023
Revenues	$1,131,686	$1,065,480	$1,132,924
Costs and expenses:
Instructional and support costs	608,261	597,321	623,903
General and administration	361,345	379,817	384,443
Amortization of intangible assets	51,495	14,350	11,457
Merger and integration costs	11,201	1,117	1,544
Restructuring costs	25,472	2,115	16,256
Total costs and expenses	1,057,774	994,720	1,037,603
Income from operations	73,912	70,760	95,321
Other income (expense)	2,687	(1,191)	5,405
Income before income taxes	76,599	69,569	100,726
Provision for income taxes	21,512	22,899	30,935
Net income	$55,087	$46,670	$69,791
Earnings per share:
Basic	$2.30	$1.97	$2.98
Diluted	$2.28	$1.94	$2.91
Weighted average shares outstanding:
Basic	23,955	23,679	23,403
Diluted	24,122	23,998	23,956
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2021	2022	2023
Net income	$55,087	$46,670	$69,791
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,392)	(43,425)	533
Unrealized gains (losses) on marketable securities, net of tax	(285)	(846)	288
Comprehensive income	$15,410	$2,399	$70,612
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	18,094	55	—	18,149
Exercise of stock options	1,632	—	113	—	—	113
Issuance of restricted stock, net	248,496	3	(2,997)	—	—	(2,994)
Repurchase of common stock	(76,969)	(1)	(4,790)	(1,114)	—	(5,905)
Common stock dividends ($2.40 per share)	—	—	—	(59,102)	—	(59,102)
Foreign currency translation adjustment	—	—	—	—	(39,392)	(39,392)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(285)	(285)
Net income	—	—	—	55,087	—	55,087
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	21,763	29	—	21,792
Exercise of stock options	377	—	14	—	—	14
Issuance of restricted stock, net	422,520	4	(2,917)	—	—	(2,913)
Repurchase of common stock	(612,104)	(6)	(37,905)	(2,205)	—	(40,116)
Common stock dividends ($2.40 per share)	—	—	—	(59,376)	—	(59,376)
Foreign currency translation adjustment	—	—	—	—	(43,425)	(43,425)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(846)	(846)
Net income	—	—	—	46,670	—	46,670
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	19,557	215	—	19,772
Exercise of stock options	4,138	—	223	—	—	223
Issuance of restricted stock, net	128,860	1	(5,048)	—	—	(5,047)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($2.40 per share)	—	—	—	(58,819)	—	(58,819)
Foreign currency translation adjustment	—	—	—	—	533	533
Unrealized gains on marketable securities, net of tax	—	—	—	—	288	288
Net income	—	—	—	69,791	—	69,791
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income	$55,087	$46,670	$69,791
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of marketable securities	781	—	—
Gain on sale of property and equipment	(2,656)	(2,886)	(2,136)
Amortization of deferred financing costs	552	552	557
Amortization of investment discount/premium	70	32	(65)
Depreciation and amortization	103,416	63,124	57,313
Deferred income taxes	(7,710)	(8,667)	(6,322)
Stock-based compensation	18,149	21,792	19,772
Impairment of right-of-use lease assets	18,876	1,185	5,135
Changes in assets and liabilities:
Tuition receivable, net	(196)	(12,558)	(12,874)
Other assets	(6,964)	3,584	(7,631)
Accounts payable and accrued expenses	(6,700)	(4,339)	552
Income taxes payable and income taxes receivable	1,196	7,580	(4,688)
Contract liabilities	13,995	18,960	4,495
Other liabilities	(7,369)	(8,977)	(6,780)
Net cash provided by operating activities	180,527	126,052	117,119

Cash flows from investing activities:
Purchases of property and equipment	(49,433)	(43,170)	(36,943)
Purchases of marketable securities	—	—	(26,905)
Proceeds from marketable securities	9,300	6,420	9,800
Proceeds from sale of property and equipment	8,331	6,525	5,890
Proceeds from other investments	—	—	457
Other investments	(1,292)	(335)	(314)
Cash paid for acquisition, net of cash acquired	—	(800)	(530)
Net cash used in investing activities	(33,094)	(31,360)	(48,545)

Cash flows from financing activities:
Common dividends paid	(59,045)	(59,240)	(58,780)
Payments on long-term debt	—	(40,000)	(40,000)
Net payments for stock awards	(2,938)	(3,004)	(4,828)
Repurchase of common stock	(5,905)	(40,116)	(9,999)
Net cash used in financing activities	(67,888)	(142,360)	(113,607)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,353)	(4,090)	(496)
Net increase (decrease) in cash, cash equivalents, and restricted cash	77,192	(51,758)	(45,529)
Cash, cash equivalents, and restricted cash — beginning of period	202,020	279,212	227,454
Cash, cash equivalents, and restricted cash — end of period	$279,212	$227,454	$181,925
Noncash transactions:
Non-cash additions to property and equipment	$9,308	$1,718	$3,066
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
The accompanying consolidated financial statements and footnotes include the results of the Company’s three reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of Capella University and Strayer University and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, which is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs; and (3) Australia/New Zealand, which through Torrens University and associated assets, provides certificate and degree programs in Australia and New Zealand. The Company’s reportable segments are discussed further in Note 20.
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
Amortization of intangible assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s merger with Capella Education Company (“CEC”) and the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”).
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
Foreign Currency Translation and Transaction Gains and Losses
The United States Dollar (“USD”) is the functional currency of the Company and its subsidiaries operating in the United States. The financial statements of its foreign subsidiaries are maintained in their functional currencies. The functional currency of each of the foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Financial statements of foreign subsidiaries are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) in the consolidated statements of income.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash maintained in mostly FDIC-insured bank accounts and cash invested in money market mutual funds, bank overnight deposits, and U.S. treasury bills. The Company places its cash and temporary cash investments with various financial institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.
Concentration of Credit Risk
Most cash and cash equivalent balances are in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents.
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.4 million and $1.8 million of these unpaid obligations as of December 31, 2022 and 2023, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2022 and 2023, the Company had approximately $11.9 million and $11.1 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2022 and 2023 (in thousands):

	As of December 31,
	2022	2023
Cash and cash equivalents	$213,667	$168,481
Restricted cash included in other current assets	13,287	12,944
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$227,454	$181,925
Marketable Securities
Investments in marketable securities are carried at either amortized cost or fair value. Investments in marketable securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in marketable securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as either held-to-maturity or available-for-sale.
The Company’s available-for-sale marketable securities consist of tax-exempt municipal securities and corporate debt securities, which are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.
If management intends to sell an impaired debt security, or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an impairment is deemed to have occurred. The amount of an impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income (loss). The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. The Company classifies marketable securities as either current or non-current assets based on management’s intent with regard to usage of those funds, which is dependent upon the security’s maturity date and liquidity considerations based on current market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Tuition receivable	$110,066	$123,357
Allowance for credit losses	(47,113)	(47,255)
Tuition receivable, net	$62,953	$76,102
Approximately $2.7 million and $2.5 million of tuition receivable, net, are included in other assets as of December 31, 2022 and 2023, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for each of the three years ended December 31, 2023 (in thousands):

	2021	2022	2023
Allowance for credit losses, beginning of period	$49,773	$48,783	$47,113
Additions charged to expense	43,040	41,226	48,444
Write-offs, net of recoveries	(44,030)	(42,896)	(48,302)
Allowance for credit losses, end of period	$48,783	$47,113	$47,255
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with ASC 360 Property, Plant, and Equipment, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. During the years ended December 31, 2021, 2022, and 2023, the Company recognized $2.7 million, $2.5 million and $0.4 million, respectively, of impairment charges related to property and equipment, which is included in Restructuring costs on the consolidated statements of income.
Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense was $59.1 million, $52.0 million and $48.4 million for the years ended December 31, 2021, 2022, and 2023, respectively. Included in the 2021, 2022, and 2023 depreciation and amortization expense amount is $7.2 million, $3.2 million and $2.6 million of depreciation expense, respectively, related to computer software acquired in the CEC merger and content acquired in the ANZ acquisition, which is included in Amortization of intangible assets on the consolidated statements of income. Repairs and maintenance costs are expensed as incurred.

Over the last several years, the Company has been evaluating its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. The Company sold two of its owned U.S. Higher Education campuses in 2021 and sold one owned U.S. Higher Education campus in both 2022 and 2023. The Company sold the long-lived assets, consisting of land, buildings, and building improvements, related to these owned campuses and recognized a $2.7 million, $2.9 million and $2.1 million gain on sale during the years ended December 31, 2021, 2022, and 2023, respectively, which is included in Restructuring costs on the consolidated statements of income.
Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with ASC 350-40, Internal-Use Software. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2023 in the consolidated statements of cash flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.
Deferred Costs
The Company defers certain commissions earned by third party international agents that are considered incremental and recoverable costs of obtaining a contract with customers in the Australia/New Zealand segment. These costs are amortized over the period of benefit which ranges from one to two years. The Company also defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
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
Fair Value
ASC 820-10, Fair Value Measurement, establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to assets and liabilities with readily available quoted prices in an active market and lowest priority to unobservable inputs, which require a higher degree of judgment when measuring fair value, as follows:
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,402,891 and 24,406,816 shares were issued and outstanding as of December 31, 2022 and 2023, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.60 per common share for each quarter of 2023. The Company paid these quarterly cash dividends in each of March, June, September and December of 2023.
Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $165.1 million, $181.3 million and $185.0 million for the years ended December 31, 2021, 2022, and 2023, respectively, and are included within General and administration expense on the consolidated statements of income.
Stock-Based Compensation
In accordance with ASC 718, Stock Compensation, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The fair value of restricted stock awards granted is measured using the fair value of the Company’s common stock on the date of grant or the most recent modification date, whichever is later. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2023 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 15 for additional information.
Net Income Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units (“stock awards”). The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock awards are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2023 (in thousands):

	2021	2022	2023
Weighted average shares outstanding used to compute basic earnings per share	23,955	23,679	23,403
Incremental shares issuable upon the assumed exercise of stock options	5	3	4
Unvested restricted stock and restricted stock units	162	316	549
Shares used to compute diluted earnings per share	24,122	23,998	23,956

Anti-dilutive shares excluded from the diluted earnings per share calculation	324	114	174
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2021, the balance of accumulated other comprehensive income was $9.2 million, net of tax of $0.2 million, and as of December 31, 2022 and 2023, the balance of accumulated comprehensive loss was $35.1 million, net of tax of $0.1 million, and $34.2 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the years ended December 31, 2021, 2022, and 2023.
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
ASC 740, Income Taxes, requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. A tax position is derecognized if it no longer meets the more likely than not threshold of being sustained.
The tax years since 2020 remain open for federal tax examination, the tax years since 2019 remain open to examination by certain states, and the tax years since 2018 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.

Other Investments
The Company holds investments in certain limited partnerships that invest in innovative companies in the health care and education-related technology fields. The Company accounts for the investments in limited partnerships under the equity method. The Company’s pro-rata share in the net income (loss) of the limited partnerships is included in Other income (loss) on the consolidated statements of income. The Company also holds investments accounted for at cost less impairment as these investments do not have readily determinable fair value.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. The standard also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments must be applied retrospectively. We are currently evaluating the impact that the standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of specific categories in the effective tax rate reconciliation. Further, the standard requires certain disclosures of state versus federal income tax expense and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact that the standard will have on our financial statement disclosures.
Other ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.
3.    Revenue Recognition
The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of classroom instruction and online courses. Tuition revenue is deferred and recognized ratably over the period of instruction, which varies depending on the course format and chosen program of study. Capella University’s GuidedPath classes and Strayer University’s educational programs typically are offered on a quarterly basis, and such periods coincide with the Company’s quarterly financial reporting periods, while Capella University’s FlexPath courses are delivered over a twelve-week subscription period. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year.

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2021, 2022, and 2023 (in thousands):

	2021	2022	2023
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$795,266	$738,050	$784,066
Other(1)	34,004	32,929	34,887
Total U.S. Higher Education Segment	829,270	770,979	818,953
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	245,791	224,400	226,393
Other(1)	4,333	6,347	7,125
Total Australia/New Zealand Segment	250,124	230,747	233,518
Education Technology Services Segment(2)	52,292	63,754	80,453
Consolidated revenue	$1,131,686	$1,065,480	$1,132,924
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
At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the consolidated balance sheets based on when the benefits are expected to be realized. Substantially all of the contract liability balance classified as short term at the beginning of the year was recognized into revenue during the year ended December 31, 2023.
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $18.1 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund for the years ended December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Balance at beginning of period	$52,024	$46,842
Revenue deferred	16,897	20,173
Benefit redeemed	(22,079)	(22,535)
Balance at end of period	$46,842	$44,480
The portion of the Graduation Fund balance related to students enrolled in undergraduate degree programs was $41.7 million and $40.6 million as of December 31, 2022 and 2023, respectively. The remaining Graduation Fund balance related to students enrolled in master’s degree programs.
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University and Strayer University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2022 and 2023, the Company had $4.7 million and $11.8 million, respectively, of contract liabilities in the consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $4.7 million and is included as a current contract liability in the consolidated balance sheets.
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
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to voluntary and involuntary employee terminations that are not tied to a formal restructuring plan. During the year ended December 31, 2023, the Company incurred $12.0 million of severance and other employee separation charges related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the consolidated statements of income.

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities for the year ended December 31, 2023 (in thousands):

Severance Restructuring Liability
Balance at December 31, 2022	$—
Restructuring and other charges	12,015
Payments	(11,220)
Balance at December 31, 2023(1)	795
_________________________________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses.
The Company has also been evaluating its owned and leased real estate portfolio, which has resulted in the consolidation and sale of underutilized facilities. During the years ended December 31, 2021, 2022, and 2023, the Company recorded right-of-use lease asset charges of approximately $18.9 million, $1.2 million, and $5.1 million, respectively, related to facilities consolidated during the period. The Company recorded net benefits related to the early termination and related extinguishment of lease liabilities of approximately $0.2 million, $1.2 million and $0.1 million during the years ended December 31, 2021, 2022, and 2023, respectively. During the years ended December 31, 2021, 2022, and 2023, the Company recorded gains from the sale of property and equipment of owned campuses that were previously closed of approximately $2.7 million, $2.9 million and $2.1 million, respectively. The Company also recorded fixed asset impairment charges of approximately $2.7 million, $2.5 million and $0.4 million during the years ended December 31, 2021, 2022, and 2023, respectively. These right-of-use lease asset and fixed asset impairment charges, net benefits from early lease terminations, and gains on the sale of property and equipment are included in Restructuring costs on the consolidated statements of income.
In the third quarter of 2020, the Company began implementing a restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment following the COVID-19 pandemic. Under this plan, the Company incurred severance and other employee separation costs related to voluntary and involuntary employee terminations.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities related to restructuring plans for the years ended December 31, 2021 and 2022 (in thousands):

	CEC Integration Plan(1)	2020 Restructuring Plan	Total
Balance at December 31, 2020	$1,835	$1,287	$3,122
Restructuring and other charges	—	4,618	4,618
Payments	(1,835)	(4,293)	(6,128)
Balance at December 31, 2021	—	1,612	1,612
Restructuring and other charges	—	1,241	1,241
Payments	—	(2,853)	(2,853)
Balance at December 31, 2022	$—	$—	$—
___________________________________________________________
(1)Restructuring plan implemented following the Company’s merger with CEC.
The final severance payments under the CEC integration plan and the 2020 restructuring plan were made in the third quarter of 2021 and 2022, respectively.

5.    Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$10,055	$2	$(144)	$9,913
Corporate debt securities	3,202	—	(79)	3,123
Total available-for-sale securities	$13,257	$2	$(223)	$13,036

Held-to-maturity securities:
Term deposits	$27,175	$—	$—	$27,175
The following is a summary of available-for-sale securities as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$15,852	$2	$(507)	$15,347
Corporate debt securities	7,140	—	(208)	6,932
Total	$22,992	$2	$(715)	$22,279
The Company had no held-to-maturity securities as of December 31, 2022.
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2022 and 2023 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2023, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $12.0 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the years ended December 31, 2021, 2022, and 2023. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022		December 31, 2023
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$9,156	$—	$12,553	$27,175
Due after one year through three years	13,123	—	483	—
Total	$22,279	$—	$13,036	$27,175
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the years ended December 31, 2021, 2022, and 2023 (in thousands):

	December 31, 2021	December 31, 2022	December 31, 2023
Maturities of marketable securities	$7,495	$6,420	$9,800
Sales of marketable securities	1,805	—	—
Total	$9,300	$6,420	$9,800
The Company recorded approximately $0.8 million in gross realized losses in net income during the year ended December 31, 2021 related to the sale of marketable securities. The Company did not record any gross realized gains or losses in net income during the years ended December 31, 2022 and 2023.

6.    Property and Equipment
The composition of property and equipment as of December 31, 2022 and 2023 is as follows (in thousands):

	December 31, 2022	December 31, 2023	Estimated useful life (years)
Land	$3,597	$1,499	—
Buildings and improvements	9,856	6,707	5-40
Furniture and office equipment	40,539	40,520	5-7
Computer hardware	13,152	12,339	3-7
Computer software	212,832	173,537	3-10
Leasehold improvements	70,921	72,351	3-15
Construction in progress	7,016	6,525	—
	357,913	313,478
Accumulated depreciation and amortization	(225,068)	(194,949)
	$132,845	$118,529
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
The components of lease costs were as follows for the years ended December 31, 2021, 2022, and 2023 (in thousands)

	2021	2022	2023
Lease Cost:
Operating lease cost(1)	$53,957	$28,404	$29,897
Short-term lease cost	1,768	641	360
Sublease income	(2,255)	(1,135)	(906)
Total lease costs	$53,470	$27,910	$29,351
___________________________________________________________
(1)During the years ended December 31, 2021, 2022 and 2023, operating lease cost includes $18.9 million, $1.2 million, and $5.1 million of right-of-use lease asset impairment charges, respectively, related to redundant leased space that was vacated during the year.
The following table provides a summary of the Company’s average lease term and discount rate as of December 31, 2022 and 2023:

	As of December 31, 2022	As of December 31, 2023
Weighted average remaining lease term (years)	7.2	6.6
Weighted average discount rate	4.05%	4.27%
Supplemental information related to the Company’s leases for the years ended December 31, 2021, 2022, and 2023 (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2022	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$43,021	$35,138	$30,742
Right-of-use assets obtained in exchange for operating lease liabilities	$79,953	$4,674	$17,921

Maturities of lease liabilities (in thousands):

Year Ending December 31,
2024	$30,151
2025	29,171
2026	26,796
2027	23,963
2028	21,129
Thereafter	44,738
Total lease payments	175,948
Less: interest	(24,023)
Present value of lease liabilities	$151,925
8.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,231	$92,231	$—	$—
U.S. treasury bills	5,000	5,000	—	—
Available-for-sale securities:
Tax-exempt municipal securities	9,913	—	9,913	—
Corporate debt securities	3,123	—	3,123	—
Total assets at fair value on a recurring basis	$110,267	$97,231	$13,036	$—
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$217	$217	$—	$—
Available-for-sale securities:
Tax-exempt municipal securities	15,347	—	15,347	—
Corporate debt securities	6,932	—	6,932	—
Total assets at fair value on a recurring basis	$22,496	$217	$22,279	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills — Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills with original maturities of three months or less, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2022 and 2023, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2022 or 2023.
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
Changes in the fair value of the Company’s Level 3 liabilities during the year ended December 31, 2022 were as follows (in thousands):

December 31, 2022
Balance as of the beginning of period	$658
Amounts paid	(658)
Balance at end of period	$—
9.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2022 and 2023 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2021	$632,075	$553,789	$100,000	$1,285,864
Additions	—	947	—	947
Impairments	—	—	—	—
Currency translation adjustments	—	(35,621)	—	(35,621)
Adjustments to prior acquisitions	—	87	—	87
Balance as of December 31, 2022	632,075	519,202	100,000	1,251,277
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	611	—	611
Adjustments to prior acquisitions	—	—	—	—
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2023, the Company performed a qualitative impairment assessment of goodwill assigned to all reporting units, except for the goodwill assigned to the Capella University and Strayer University reporting units, using the first day of the fourth quarter of 2023 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for these reporting units as of the assessment date.
Given the length of time since the last valuation, in 2023 the Company elected to bypass a qualitative annual impairment assessment for goodwill assigned to the Capella University and Strayer University reporting units and proceeded directly to a quantitative impairment assessment using the first day of the fourth quarter of 2023 as the assessment date. The Company used an income-based approach to determine the fair value of the Capella University and Strayer University reporting units. The income approach consisted of a discounted cash flow model that included projections of future cash flows for the two reporting units, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the Capella University and Strayer University reporting units include, but are not limited to, the amounts and timing of expected future cash flows, student enrollment growth, operating margins, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair values of its Capella University and Strayer University reporting units exceeded their carrying values. Accordingly, no goodwill impairment charges were recorded during the years ended December 31, 2021, 2022, and 2023.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,185	$(191,125)	$9,060	$200,002	$(200,002)	$—
Not subject to amortization
Trade names	251,481	—	251,481	251,623	—	251,623
Total	$451,666	$(191,125)	$260,541	$451,625	$(200,002)	$251,623
The Company’s finite-lived intangible assets are comprised of student relationships, which were amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $44.3 million, $11.1 million, and $8.9 million for the years ended December 31, 2021, 2022 and 2023, respectively. As of December 31, 2023, all finite-lived intangible assets were fully amortized.
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
In 2023, the Company performed a qualitative impairment assessment related to its indefinite-lived intangible assets, except for the Capella University trade name, using the first day of the fourth quarter of 2023 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for these indefinite-lived intangible assets as of the assessment date.
In 2023, the Company elected to perform a quantitative impairment assessment for indefinite-lived intangible assets related to the Capella University trade name using the first day of the fourth quarter of 2023 as the assessment date. The Company used an income-based approach to determine the fair value of the Capella University trade name. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included a projection of future revenues for Capella University, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value of the Capella University trade name primarily consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the Capella University trade name include, but are not limited to, the amounts and timing of future revenue growth rates, the royalty rate, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future revenue growth rates consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The royalty rate is based on the Company’s assumption of what a reasonable market participant would pay to license the Capella University trade name, expressed as a percentage of revenues. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair value of the Capella University trade name exceeded its carrying value. Accordingly, there were no impairment charges related to indefinite-lived intangible assets recorded during the years ended December 31, 2021, 2022, and 2023.
10.    Other Current Assets
Other current assets consist of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Prepaid expenses	19,073	20,028
Restricted cash	13,287	12,944
Cloud computing arrangements	7,859	6,870
Other	3,066	4,916
Other current assets	$43,285	$44,758
11.    Other Assets
Other assets consist of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Prepaid expenses, net of current portion	$18,192	$16,679
Equity method investments	13,879	16,068
Cloud computing arrangements, net of current portion	7,507	12,806
Other investments	3,396	2,806
Tuition receivable, net, non-current	2,673	2,516
Other	4,005	3,544
Other assets	$49,652	$54,419
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2022 and 2023, $17.7 million and $16.2 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
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

The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2022 and 2023 (in thousands):

	2022	2023
Limited partnership investments, beginning of period	$15,582	$13,879
Capital contributions	160	314
Pro-rata share in the net income of limited partnerships	348	2,953
Distributions	(2,211)	(1,078)
Limited partnership investments, end of period	$13,879	$16,068
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
Other
Other is comprised primarily of deferred financing costs associated with the Company’s credit facility, deferred contract costs related to commissions paid in the Australia/New Zealand segment to third party international recruitment agents, and refundable security deposits associated with the Company’s leased campus and office space.
12.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Trade payables	$45,826	$49,247
Accrued compensation and benefits	32,608	34,988
Accrued student obligations and other	12,154	6,653
Accounts payable and accrued expenses	$90,588	$90,888
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
•A U.S. Department of Education (“the Department” or “Department of Education”) Financial Responsibility Composite Score of not less than 1.0 for any fiscal year and not less than 1.5 for any two consecutive fiscal years.
The Company was in compliance with all the covenants of the Amended Credit Facility as of December 31, 2023.
As of December 31, 2022 and 2023, the Company had approximately $101.4 million and $61.4 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.4 million was denominated in Australian dollars as of December 31, 2022 and 2023. During each of the years ended December 31, 2022 and 2023, the Company repaid $40.0 million of the outstanding balance under the Revolving Credit Facility.
During the years ended December 31, 2021, 2022 and 2023, the Company paid $2.7 million, $4.2 million and $6.8 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
14.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Contract liabilities, net of current portion	$36,540	$37,188
Asset retirement obligations	6,283	5,225
Other	3,183	3,190
Other long-term liabilities	$46,006	$45,603
Contract Liabilities
In connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained. Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Asset Retirement Obligations
Certain of the Company’s lease agreements require the leased premises to be returned in a predetermined condition.
15.    Equity Awards
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

On November 6, 2018, the Company’s shareholders approved the Strategic Education, Inc. 2018 Equity Compensation Plan (the “2018 Plan”), which replaced the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2018 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2018 Plan is ten years. The original number of shares of common stock authorized for issuance under the 2018 Plan was 700,000, plus the number of shares available for grant under the 2015 Plan at the time of stockholder approval of the 2018 Plan, plus the number of shares which may become available under the 2015 Plan due to forfeitures of outstanding awards.
On April 27, 2022, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the total number of shares of common stock available for issuance under the 2018 Plan by the number of shares that were available for issuance under the 2014 Capella Plan as of the effective date of the First Amendment, plus the number of shares that may become available upon the future expiration, forfeiture or cancellation of outstanding awards under the Capella Plans. Subsequent to the shareholders approval of the First Amendment, all equity-based awards are granted under the 2018 Plan. As of December 31, 2023, 756,247 shares were available for issuance under the 2018 Plan.
As of December 31, 2023, the Company has issued and outstanding awards under the 2018 Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan.
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
Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2023:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2020	494,969	$117.91
Grants	321,965	88.02
Vested shares	(77,586)	92.38
Forfeitures	(31,807)	121.80
Balance, December 31, 2021	707,541	106.93
Grants	534,652	50.72
Vested shares	(139,375)	95.27
Forfeitures	(31,257)	62.43
Balance, December 31, 2022	1,071,561	81.70
Grants	271,576	93.93
Vested shares	(154,764)	124.19
Forfeitures	(97,251)	74.03
Balance, December 31, 2023	1,091,122	$80.08

Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2023:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2020	25,574	$65.80	5.0	$755
Grants	—	—
Exercises	(1,632)	69.44
Forfeitures/Expirations	(266)	87.66
Balance, December 31, 2021	23,676	65.30	4.0	93
Grants	—	—
Exercises	(377)	36.87
Forfeitures/Expirations	—	—
Balance, December 31, 2022	23,299	65.76	3.0	352
Grants	—	—
Exercises	(4,138)	53.95
Forfeitures/Expirations	—	—
Balance, December 31, 2023	19,161	$68.32	2.2	$461
Exercisable, December 31, 2023	19,161	$68.32	2.2	$461
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
The Company received $0.1 million, $14 thousand, and $0.2 million of net cash proceeds related to stock options exercised during the years ended December 31, 2021, 2022, and 2023, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2021, 2022, and 2023 was $24 thousand, $15 thousand, and $0.1 million, respectively.
Valuation and Expense Information under ASC 718, Stock Compensation
At December 31, 2023, total stock-based compensation cost which has not yet been recognized was $41.4 million for unvested restricted stock and restricted stock units. This cost is expected to be recognized over the next 1.9 years on a weighted-average basis. Approximately 689,000 shares of restricted stock awards and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2021, 2022, and 2023 (in thousands):

	2021	2022	2023
Instructional and support costs	$5,317	$7,026	$5,804
General and administration	13,535	14,766	13,461
Restructuring costs	(703)	—	507
Stock-based compensation expense included in operating expense	18,149	21,792	19,772
Tax benefit	4,809	5,488	5,156
Stock-based compensation expense, net of tax	$13,340	$16,304	$14,616

During the years ended December 31, 2021, 2022, and 2023, the Company recognized shortfall tax impacts of approximately $18 thousand, $1.5 million, and $1.4 million, respectively, related to share-based payment arrangements, which were recorded as adjustments to the provision for income taxes.
16.    Other Employee Benefit Plans
The Company sponsors the Strategic Education, Inc. 401(k) Plan, which covers all eligible employees of the Company. The Company makes discretionary contributions to participants of the Strategic Education, Inc. 401(k) Plan through a Company match of 100% on the first 2%, and 50% on the next 2%, of the employee contributions, for a maximum company match of 3%. The Company’s contributions to these plans totaled $7.4 million, $7.7 million and $8.2 million for the years ended December 31, 2021, 2022, and 2023, respectively.
Pursuant to local laws, ANZ is required to make contributions on behalf of its employees for post-retirement superannuation benefits. In addition, ANZ has recorded a liability for long service leave, an entitlement for which employees meeting certain requirements are eligible for extended paid leave. The Company incurred $8.4 million, $8.7 million, and $8.6 million in expense related to these arrangements for the benefit of ANZ employees for the years ended December 31, 2021, 2022, and 2023, respectively.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2021, 2022, and 2023 were as follows:

	Shares purchased	Average price per share
2021	13,065	$68.94
2022	16,183	$58.94
2023	13,934	$72.38
17.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2023, $240.0 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2024. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital in an amount equal to the price at which the repurchased shares were originally sold, with any excess cash paid to repurchase the shares being recorded as a reduction to retained earnings.
Shares of common stock repurchased on the open market under the Company’s repurchase program for the years ended December 31, 2021, 2022, and 2023 were as follows:

	Shares repurchased	Average price paid per share
2021	76,969	$76.72
2022	612,104	$65.54
2023	129,073	$77.47
18.    Commitments and Contingencies
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
19.    Income Taxes
The income tax provision for the years ended December 31, 2021, 2022 and 2023 is summarized below (in thousands):

	2021	2022	2023
Current:
Federal	$20,754	$13,825	$20,071
State	5,736	5,650	6,228
Foreign	2,761	12,063	10,962
Total current	29,251	31,538	37,261
Deferred:
Federal	(10,128)	(1,978)	(2,437)
State	(612)	(1,668)	(100)
Foreign	3,001	(4,993)	(3,789)
Total deferred	(7,739)	(8,639)	(6,326)
Total provision for income taxes	$21,512	$22,899	$30,935
The U.S. and foreign components of income before income taxes for the years ended December 31, 2021, 2022 and 2023 are summarized below (in thousands):

	2021	2022	2023
United States	$57,804	$46,646	$76,893
Foreign	18,795	22,923	23,833
Total income before income taxes	$76,599	$69,569	$100,726
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
The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax liability are as follows as of December 31, 2022 and 2023 (in thousands):

	2022	2023
Lease liabilities	$21,674	$19,521
Allowance for credit losses	12,862	13,056
Contract liabilities	9,527	9,669
Stock-based compensation	8,138	8,816
Other	4,363	4,715
Other facility-related costs	1,313	1,109
Loss carryforward	2,013	2,976
Intangible assets	(69,920)	(70,135)
Property and equipment	(9,968)	(4,890)
Right-of-use lease assets	(12,786)	(10,522)
Valuation allowance	(1,821)	(2,653)
Net deferred tax liability	$(34,605)	$(28,338)
As of December 31, 2023, Loss carryforward consists of net operating losses related to the states where the Company does not file a consolidated return. The company has state net operating loss carryforwards of $30.9 million which will expire from 2027 through 2044 and $25.1 million which have an indefinite carryover period. The change in the valuation allowance for deferred tax assets as of December 31, 2022 and 2023 was $1.2 million and $0.8 million, respectively, and is primarily related to net operating loss carryforwards in states where the Company does not file a consolidated tax return. The Company concluded that it was more likely than not that the deferred tax asset for the net operating loss carryforwards would not be realized due to negative evidence outweighing the positive evidence regarding the realization of the deferred tax assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of December 31, 2022 and 2023, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company recognized approximately $55,000 and $47,000 of expense related to interest and penalties in 2022 and 2023, respectively. The total amount of interest and penalties included in the consolidated balance sheets was approximately $59,000 and $107,000 as of December 31, 2022 and 2023, respectively.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2022	2023
Beginning unrecognized tax benefits	$1,043	$948
Additions for tax positions taken in the prior year	—	—
Reductions for tax positions taken in prior years	(95)	—
Ending unrecognized tax benefits	$948	$948
The Company anticipates a significant decrease in unrecognized tax benefits within the next 12 months as the statute of limitations on all positions will expire in 2024. As of December 31, 2023, $0.9 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate, if recognized.
A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2021, 2022, and 2023 is as follows:

	2021	2022	2023
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	3.4	3.2	3.7
Impact of foreign operations	2.2	3.0	2.1
Nondeductible compensation	1.9	2.4	1.9
Excess tax benefit on share-based compensation	—	1.7	1.1
Change in valuation allowance	0.8	1.7	0.8
Other	(1.2)	(0.1)	0.1
Effective tax rate	28.1%	32.9%	30.7%
Cash payments for income taxes were $27.3 million, $26.8 million, and $42.9 million in 2021, 2022, and 2023, respectively.
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
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University, including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are units of Strayer University.
The Education Technology Services segment is primarily focused on developing and maintaining relationships with employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables education benefits programs through the use of low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
A summary of financial information by reportable segment for the years ended December 31, 2021, 2022, and 2023 is presented in the following table (in thousands):

	2021	2022	2023
Revenues
U.S. Higher Education	$829,270	$770,979	$818,953
Australia/New Zealand	250,124	230,747	233,518
Education Technology Services	52,292	63,754	80,453
Consolidated revenues	$1,131,686	$1,065,480	$1,132,924
Income from operations
U.S. Higher Education	$104,914	$38,605	$59,628
Australia/New Zealand	35,855	30,473	35,862
Education Technology Services	21,311	19,264	29,088
Amortization of intangible assets	(51,495)	(14,350)	(11,457)
Merger and integration costs	(11,201)	(1,117)	(1,544)
Restructuring costs	(25,472)	(2,115)	(16,256)
Consolidated income from operations	$73,912	$70,760	$95,321
The following table presents a schedule of significant non-cash items included in segment income from operations by reportable segment for the years ended December 31, 2021, 2022, and 2023 (in thousands):

	2021	2022	2023
Depreciation and amortization
U.S. Higher Education	$38,178	$35,863	$33,655
Australia/New Zealand	10,640	8,842	8,954
Education Technology Services	1,067	1,589	2,526
Amortization of intangible assets	51,495	14,350	11,457
Merger and integration costs	—	—	336
Restructuring costs	2,036	2,480	385
Consolidated depreciation and amortization	$103,416	$63,124	$57,313
Stock-based compensation
U.S. Higher Education	$16,926	$19,572	$17,653
Australia/New Zealand	1,359	1,073	(117)
Education Technology Services	567	1,147	1,729
Restructuring costs	(703)	—	507
Consolidated stock-based compensation	$18,149	$21,792	$19,772

Geographic Information
The Company’s long-lived assets are comprised of Property and equipment, net and Right-of-use lease assets. The Company’s long-lived assets by geographic area as of December 31, 2022 and 2023 were as follows (in thousands):

	December 31, 2022	December 31, 2023
United States	$132,179	$115,453
International	125,914	122,278
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
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that resulted in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement also provided certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval (“Post-Class Applicants”). The district court granted final approval of the settlement on November 16, 2022. Intervenors, including multiple intervening higher education institutions and companies, appealed the district court’s order. Intervenors’ request to stay the district court’s final judgment approving the settlement pending resolution of the appeal has been denied.
It is unclear whether the Department might seek recovery for the amounts of loans discharged pursuant to the automatic relief provision in the Sweet settlement. In a July 25, 2022 filing in the same litigation, the Department stated that providing automatic relief to such borrowers “does not constitute the granting or adjudication of a borrower defense pursuant to the Borrower Defense Regulations, and therefore provides no basis to the Department for initiating a borrower defense recoupment proceeding against any institution identified” on the list. The Department has indicated that any recoupment against institutions “could be imposed only after the Department initiated a separate, future proceeding, in accordance with regulations that require the Department to prove a sufficient basis for liability and provide schools with notice and an opportunity to be heard.” If the Department were to seek recovery for the amounts of automatically discharged loans of Capella University students under the Sweet settlement, Capella University would dispute and defend against such efforts. At this time, the Company is unable to predict the ultimate outcome of Capella-related borrower defense applications. If the Department were to successfully seek recovery for the amounts of discharged loans from Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment Regulations, the Department announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet Post-Class Applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and, if the Department does not adjudicate the applications by January 28, 2026, it will provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). The Department has informed institutions that: it is notifying most schools of all applications received by the Department from June 23, 2022 to November 15, 2022 (constituting Sweet Post-Class Applicants) in a single send (and anticipates completing notification to all schools by approximately April 2024).
On January 25, 2024, Capella University received notice that the Department received approximately 6,700 borrower defense to repayment applications with claims for forgiveness of loans taken out at the University and filed between June 23, 2022 and November 15, 2022. On February 1, 2024, Strayer University received notice that the Department received approximately 1,900 borrower defense to repayment applications with claims for forgiveness of loans taken out at the University and filed between June 23, 2022 and November 15, 2022. In the notices received, the Department indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to Capella University and Strayer University in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a BDTR application and the Department seeks recoupment. In relation to the 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25 and February 1, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
22.    Regulation
United States Regulation
As institutionally accredited institutions of higher education operating in multiple jurisdictions, Capella University and Strayer University are subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Capella University and Strayer University, to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education; (2) state education regulatory bodies; and (3) the federal government through the Department of Education. Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities. The regulations, standards, and policies of these regulatory agencies are subject to frequent change.
Students finance their education at Capella University and Strayer University in a variety of ways, and historically about 75% of students participated in one or more Title IV programs.
Title IV Programs
Capella University and Strayer University maintain eligibility for their students to participate in the following Title IV programs:
•Federal Grants. Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.
•Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Neither Capella University nor Strayer University actively participates in the Federal Perkins Loan program, which expired on September 30, 2017. In addition, Strayer University does not actively participate in the Federal Work-Study Program.

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
Federal Financial Aid Regulation
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. As part of those participation standards, the Department of Education determines whether, among other things, the institution meets certain standards of administrative capability and financial responsibility. The institutions must also follow extensive Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. Some of the key provisions regarding institutional eligibility and processing federal financial aid are described below.
Financial Responsibility
The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Capella University and Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates, and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Capella University and Strayer University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. The Company has applied the financial responsibility standards to it’s financial statements as of and for the year ended December 31, 2023, and based on it’s calculated composite score and other relevant factors, it believes the Company met the Department of Education’s financial responsibility standards.
On November 1, 2016, the Department of Education released a new regulation, which after a series of delays became effective as of October 16, 2018, under which an institution may no longer be considered financially responsible if one or more of a list of triggering events occurs. The Department of Education will automatically determine that an institution is not financially responsible if a “mandatory” triggering event occurs, which includes, among other things, the institution receives certain warnings from the SEC, fails to file required reports in a timely manner, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education will also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. The Department of Education may also invoke certain “discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. An institution determined not to be financially responsible because of one or more triggering events may be required to issue an irrevocable letter of credit for not less than 10% of the Title IV funds received by the school for the most recently completed fiscal year and/or will be issued a Provisional Program Participation Agreement.
On August 30, 2019, as part of the final BDTR regulations, the Department of Education made changes to the financial responsibility requirements, including establishing a more limited set, as compared to the 2016 rule, of mandatory and discretionary triggering events that have, or could have, a materially adverse impact on the institution’s financial condition and therefore warrant financial protection. The 2019 rule left intact the consequences of the triggering events under the 2016 rule. The 2019 rule further updates the definitions of terms used to calculate an institution’s composite score and otherwise amends the composite score methodology to reflect changes in FASB accounting standards pertaining to new leases. The financial responsibility changes became effective July 1, 2020.

In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemaking new regulations regarding, among other things, financial responsibility. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic. On October 23, 2023, the Department released final rules on financial responsibility. Pursuant to new regulations effective July 1, 2024, the Department adopted new mandatory and discretionary triggers and new reporting requirements. New mandatory triggers include but are not limited to failing the 90/10 Rule; receiving at least 50% of Title IV funds from programs that fail gainful employment requirements; certain SEC or exchange actions; and certain actions that result in an institution’s recalculated composite score to fall below 1.0, including being subject to a Department action to recover losses from approved Borrower Defense to Repayment claims. All of the mandatory triggers constitute an automatic failure of the financial responsibility requirements and would enable the Department to seek financial protection. The rules also establish new discretionary triggers that permit the Department to conduct a case-by-case analysis to determine if additional financial protection is needed. Such discretionary triggers include accrediting agency and government agency actions; certain defaults or creditor events; high annual dropout rates; elimination of programs or locations that enroll more than 25% of the institution’s Title IV students; and pending Borrower Defense to Repayment claims, among other things. In general, institutions will be required to report triggering events within 21 days of occurrence. According to the regulation, such triggering events may result in a financial protection requirement that would most likely take the form of a letter of credit or cash escrow and provisional certification to participate in Title IV. The amount of financial protection can range from 10% up to 50% of Title IV funds per triggering event, and the Department may “stack” financial protection requirements if more than one mandatory or discretionary trigger is present.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2023, the Department of Education issued cohort default rates for federal fiscal year 2020.
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
National and institutional cohort default rates for cohort years 2018, 2019, and 2020 have been impacted by the COVID-19 repayment pause. Capella University’s and Strayer University’s official three-year cohort default rates for 2018, 2019, and 2020, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Capella University	Strayer University	National Average Proprietary Institutions
2018	5.2%	8.6%	11.2%
2019	1.1%	2.2%	3.1%
2020	0.0%	0.0%	0.0%

As part of the compliance programs related to the cohort default rate, Capella University and Strayer University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision that established a federal student loan administrative forbearance period, pause in interest accrual, and suspension of collections activity. In June 2023, the Department of Education announced that student loan interest would begin to accrue on September 1, 2023, and student loan repayment resumed in October 2023. As part of the return to repayment, the Department has also announced a 12 month “on-ramp” during which time delinquent borrowers will not be reported to credit bureaus or be counted as in default for the purpose of cohort default rate calculations.
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
The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Capella University and Strayer University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from federal funds on a cash accounting basis (except for certain institutional loans) for any fiscal year. Historically, by statute, only Title IV funds have been considered within the 90% metric; however as described below, that will change for fiscal years beginning on or after January 1, 2023.
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
Using the statutory formula under the definition of federal funds included within the 90% metric then in effect, Capella University derived approximately 65.30% of its cash-basis revenues from Title IV program funds in fiscal year 2022. Strayer University derived approximately 80.57% of its cash-basis revenues from Title IV program funds in fiscal year 2022. Our computation for 2023, which will be the first year under the new 90/10 requirements, has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-Title IV revenue for Capella University and Strayer University are individual student payments, employer tuition reimbursement payments, veterans’ education benefits, military tuition assistance, vocational rehabilitation funds, private loans, state grants, and scholarships.
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
In addition, certain members of Congress have proposed to revise the 90/10 Rule to reduce the limit on federal funding to 85% of total revenue. In the context of Higher Education Act reauthorization, defense bills and appropriations bills, other members of Congress have proposed legislation that would eliminate the 90/10 Rule. The Company cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
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
On January 8, 2017, Capella University and Strayer University received their final 2015 debt-to-earnings measures. None of their programs failed the debt-to-earnings metrics. One active Capella University program, the Masters of Science in Marriage and Family Counseling/Therapy, was “in the zone” and two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, were “in the zone.” Each of those three programs remained fully eligible. The Department has not released any subsequent debt-to-earnings measures under the 2015 Regulations.
On July 1, 2019, the Department of Education released final gainful employment regulations, which contain a full repeal of the 2015 Regulations, including all debt measures, reporting, disclosure, and certification requirements, effective July 1, 2020.
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations will take effect July 1, 2024. The Department has indicated that it will release metrics beginning in the 2025 financial aid award year. Beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. Capella University and Strayer University are not parties to the lawsuit. The Company is unable to predict the ultimate outcome of the litigation.
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
Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge (associated with closure of a school or an additional location or branch campus), false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan.
On August 10, 2021, the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, Borrower Defense to Repayment. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. On July 6, 2022, the Department released proposed Borrower Defense to Repayment regulations for public comment and subsequently published a final rule on October 31, 2022. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending Borrower Defense to Repayment claims as of July 1, 2023, regardless of the date of a borrower’s loan disbursement; defines the types of misconduct that could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a Borrower Defense to Repayment claim; establishes a presumption that borrowers reasonably relied upon misrepresentations or omissions; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and creates a process for the adjudication of group claims based on common facts. The final rule permits nonprofit legal assistance organizations to request group claims. The final rule also establishes a recoupment process separate from the approval of Borrower Defense to Repayment claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. The rule also modified the closed school discharge rule to provide an automatic discharge one year after an institution or location’s closure date for borrowers who were enrolled at the time of closure or left 180 days before closure and who do not accept an approved teach-out agreement or continuation of the program at another location of the school; those who accept but do not complete a teach-out agreement or program continuation will receive a discharge one year after their last date of attendance. The final rule became effective July 1, 2023. On August 7, 2023, the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the final BDTR and closed school discharge rules. The matter was heard by the Fifth Circuit panel on November 6, 2023, and the previous versions of the BDTR and closed school discharge rules remain in effect until further determination. The Department has stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated; the Department will continue to adjudicate borrower defense applications using an earlier version of the regulations where required under a court settlement (the Sweet case discussed above). The Company is unable to predict the ultimate outcome of the litigation.
Australian and New Zealand Regulation
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
Torrens is one of 43 universities in Australia. It is a private, for-profit entity and is registered with TEQSA. As a self-accrediting university, it is not required to have its individual courses of study accredited by TEQSA. Torrens is also registered with ASQA as an RTO and is thus entitled to offer vocational and training courses. Torrens is currently undergoing an ordinary course re-registration process with TEQSA.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2023, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2023, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors and executive officers:

Name	Age	Position
Directors:
Robert S. Silberman	66	Chairman
Dr. Charlotte F. Beason	76	Director
Rita D. Brogley	58	Director
Dr. John T. Casteen III	80	Presiding Lead Independent Director
Viet D. Dinh	56	Director
Robert R. Grusky	66	Director
Jerry L. Johnson	53	Director
Karl McDonnell	58	Director, Chief Executive Officer
Dr. Michael A. McRobbie	73	Director
William J. Slocum	46	Director
Michael J. Thawley	73	Director
G. Thomas Waite, III	72	Director

Executive Officers:
Daniel W. Jackson	49	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	49	Senior Vice President and General Counsel
Christa E. Hokenson	53	Senior Vice President, Chief Human Resources Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001 and serves as Chairman of the Board. He previously served as Executive Chairman of the Board from 2013 to 2023 and as Chairman of the Board from February 2003 to 2013. He was the Company’s Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Since 2014, he has served as a Managing Director of Equity Group Investments. He also serves as the Chairman of the Board of Directors of Par Pacific Holdings, and served on the Board of Directors of Twenty-First Century Fox, Inc. from 2013 to 2019 and as lead director of the Board of Covanta Holding Company from 2016 to 2021. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
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
Mr. Viet D. Dinh has served as Special Advisor to Fox Corporation since January 2024. He previously served as Chief Legal and Policy Officer of Fox Corporation, where he led all legal, regulatory and government affairs functions, from September 2018 to December 2023. Before that, Mr. Dinh was a partner at two leading law firms, Kirkland & Ellis LLP and Bancroft PLLC, the latter of which he founded. Between 2009 and 2018, while in private practice, he also served as outside general counsel to the Company. Mr. Dinh was a professor at Georgetown University Law Center for 20 years, and was appointed U.S. Assistant Attorney General for Legal Policy from 2001 to 2003. He previously served on the Boards of several public companies, including 21st Century Fox, Revlon, LPL Financial, and Scientific Games. Mr. Dinh was born in Saigon, Vietnam and holds a bachelor’s degree in government and economics from Harvard College and a juris doctor from Harvard Law School. Mr. Dinh joined the Board in September 2023.
Mr. Robert R. Grusky is the Founder and has been the Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000, was a Principal and Member from 2000 to 2005, and a Senior Advisor from 2005 to 2019, and has served as a member of the Executive Leadership Council since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. Mr. Grusky has served on our Board since 2001, and is on the Nominating Committee. He holds a bachelor’s degree in history from Union College and an MBA from Harvard Business School.
Mr. Jerry L. Johnson currently serves as a Partner at the Halifax Group, a private investment company, and has worked with Halifax Group as an Operating Executive since 2020. Mr. Johnson was previously Senior Vice President of Strategy, Corporate Development and Investor Relations at EnPro Industries, a manufacturer of proprietary engineered products. Mr. Johnson is a founding member and previously served as a Partner at RLJ Equity Partners since 2007. His career also includes service as a White House Fellow, and as a management consultant at McKinsey & Company. Mr. Johnson previously served on the Board of Directors of Command Security Corporation from 2017 through February of 2019. Mr. Johnson graduated from the University of Tennessee with a bachelor’s degree in chemical engineering, holds an MBA from Harvard Business School, and serves on The Council of Foreign Relations. Mr. Johnson has served on our Board since January 2021, and serves on the Audit Committee.
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
Dr. Michael A. McRobbie serves as University Chancellor, President Emeritus, and University Professor at Indiana University (IU). He previously served as the 18th President of IU, one of the largest universities in the U.S., from July 1, 2007 until his retirement on June 30, 2021. Dr. McRobbie served as a vice chair of the board of directors of Indiana University Health System until his retirement from IU. Dr. McRobbie joined the Board in July of 2021 and serves on the Compensation

Committee. Dr. McRobbie also serves on the Board of Directors of Torrens University of Australia. A native of Australia, Dr. McRobbie holds a bachelor of arts degree with first class honors from the University of Queensland, and a Ph.D. from Australian National University.
Mr. William J. Slocum is a partner of Inclusive Capital Partners, L.P., an investment manager founded in 2020 focused on companies solving environmental and social challenges through for-profit business models. Mr. Slocum has served as a director of Ingevity Corporation since 2022. Previously, he was a portfolio manager at Golden Gate Capital, which he joined in 2011. Mr. Slocum led public-equity investments for the Golden Gate Capital Opportunity Fund and for the Emerald Gate Equities Portfolio, employing a concentrated, long-term approach across the firm’s industry verticals. In addition to his portfolio management role, he served on Golden Gate Capital’s private-equity investment review committee, and on the board of managers and compensation committee of Williston Financial Group, a title insurance and real-estate technology company licensed in 49 states. Prior to joining Golden Gate Capital, Mr. Slocum worked as a vice president at ValueAct Capital Management. Before ValueAct, Mr. Slocum worked in private equity at Parthenon Capital Partners and in strategy consulting at Bain & Company. Mr. Slocum was elected to the Board in April 2021 and serves on the Audit Committee and the Compensation Committee. Mr. Slocum earned a BA in economics and graduated magna cum laude from Williams College, where he was inducted into Phi Beta Kappa, and he earned an MBA, with distinction, from Harvard Business School.
Mr. Michael J. Thawley most recently served as Vice Chairman of Capital Group International, part of Capital Group Companies, which is a fund management company with over $2 trillion under active management, having retired from that position on August 31, 2022. He continued to serve as Vice Chairman of Capital International Fund until his retirement from that position in 2023. He previously held several senior positions in the Australian government, including Secretary of the Department of the Prime Minister and Cabinet from 2014 through 2016. He served as Australia’s ambassador to the United States from 2000 to 2005. Mr. Thawley entered the Australian foreign service in 1972 and served at embassies throughout the world. Mr. Thawley was born in London and was educated at Australian National University and Surrey University. He was appointed an officer in the Order of Australia in 2006 for services advancing Australia’s strategic and economic interests. He has served on the Board since September 2022 and serves on the Nominating Committee. Mr. Thawley was elected to the Board of Directors of Torrens University in December 2023.
Mr. G. Thomas Waite, III, now retired, was the Treasurer and Chief Financial Officer of the Humane Society of the United States, a global animal protection organization, from 1997 to 2020. He was employed as Controller of the Society beginning in 1993. After serving 14 years as controller, and later asset manager, with local real estate firms in the Washington Metropolitan Area, he joined the National Housing Partnership as Director of Commercial Management in 1992. Prior to this, he was engaged in the practice of public accounting with Main LaFrentz & Company (formerly affiliated with, and subsequently merged into, KPMG). Mr. Waite has served on the Board since 1996, is Chair of the Audit Committee and is a former member of the Strayer University Board of Trustees. He holds a bachelor’s degree in commerce (accounting concentration) from the University of Virginia and is a Certified Public Accountant, and a Chartered Global Management Accountant. Mr. Waite’s leadership in the philanthropy and the nonprofit sector is indispensable in helping the Company fulfill its mission of providing quality education to working adults. His experience as chief financial officer and public accountant brings to the Board a seasoned voice in matters of accounting and governance that is a tremendous asset to the Board and the committees on which he serves.
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
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Leadership Structure,” and “Committee Membership” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2023.
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Leadership Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2023.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2023.
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

10.5
Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated June 13, 2023, among Strategic Education, Inc., certain subsidiaries of Strategic Education Inc. party thereto as subsidiary guarantors, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2023).

10.6
Supplement and Joinder Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

10.7
Supplement Agreement, dated August 10, 2020, among the Company, certain of its subsidiaries party thereto as subsidiary loan parties, Truist Bank, as administrative agent, and Truist Bank and Bank of America, N.A., as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2020).

10.8†
Amended and Restated Employment Agreement, dated as of April 26, 2023, between Strategic Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2023).

10.9†
Amended and Restated Employment Agreement, dated as of July 26, 2023, between Strategic Education, Inc. and Karl McDonnell (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2023).

10.10†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).

10.11†	First Amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 14, 2022).

10.12†*	Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan.

10.13†*	Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Strategic Education, Inc. Recoupment Policy

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Denotes management contract or compensation plan or arrangement.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Karl McDonnell
Karl McDonnell
Chief Executive Officer
Date: February 29, 2024

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman	February 29, 2024
Robert S. Silberman

/s/ Karl McDonnell	Chief Executive Officer and Director	February 29, 2024
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 29, 2024
Daniel W. Jackson	(Principal Financial Officer)

/s/ Tal Darmon	Chief Accounting Officer	February 29, 2024
Tal Darmon	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 29, 2024
Charlotte F. Beason

/s/ Rita D. Brogley	Director	February 29, 2024
Rita D. Brogley

/s/ John T. Casteen, III	Director	February 29, 2024
John T. Casteen, III

/s/ Viet D. Dinh	Director	February 29, 2024
Viet D. Dinh

/s/ Robert R. Grusky	Director	February 29, 2024
Robert R. Grusky

/s/ Jerry L. Johnson	Director	February 29, 2024
Jerry L. Johnson

/s/ Michael A. McRobbie	Director	February 29, 2024
Michael A. McRobbie

/s/ William J. Slocum	Director	February 29, 2024
William J. Slocum

/s/ Michael J. Thawley	Director	February 29, 2024
Michael J. Thawley

/s/ G. Thomas Waite, III	Director	February 29, 2024
G. Thomas Waite, III