Form 10-Q
period 2024-03-31
Strategic Education, Inc.
filed 2024-04-25
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 12, 2024, there were outstanding 24,607,939 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$168,481	$222,116
Marketable securities	39,728	31,448
Tuition receivable, net	76,102	83,082
Other current assets	44,758	53,801
Total current assets	329,069	390,447
Property and equipment, net	118,529	116,419
Right-of-use lease assets	119,202	114,653
Marketable securities, non-current	483	—
Intangible assets, net	251,623	248,855
Goodwill	1,251,888	1,229,882
Other assets	54,419	54,980
Total assets	$2,125,213	$2,155,236

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,888	$99,245
Income taxes payable	2,200	10,659
Contract liabilities	92,341	128,503
Lease liabilities	24,190	23,316
Total current liabilities	209,619	261,723
Long-term debt	61,400	61,256
Deferred income tax liabilities	28,338	30,439
Lease liabilities, non-current	127,735	116,350
Other long-term liabilities	45,603	42,885
Total liabilities	472,695	512,653
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,406,816 and 24,607,939 shares issued and outstanding at December 31, 2023 and March 31, 2024, respectively	244	246
Additional paid-in capital	1,517,650	1,519,291
Accumulated other comprehensive loss	(34,247)	(60,754)
Retained earnings	168,871	183,800
Total stockholders’ equity	1,652,518	1,642,583
Total liabilities and stockholders’ equity	$2,125,213	$2,155,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	For the three months ended March 31,
	2023	2024
Revenues	$256,606	$290,250
Costs and expenses:
Instructional and support costs	152,938	157,709
General and administration	95,465	96,695
Amortization of intangible assets	3,532	—
Merger and integration costs	425	—
Restructuring costs	5,595	(5,510)
Total costs and expenses	257,955	248,894
Income (loss) from operations	(1,349)	41,356
Other income	398	1,794
Income (loss) before income taxes	(951)	43,150
Provision for income taxes	1,077	13,448
Net income (loss)	$(2,028)	$29,702
Earnings (loss) per share:
Basic	$(0.09)	$1.27
Diluted	$(0.09)	$1.23
Weighted average shares outstanding:
Basic	23,430	23,391
Diluted	23,430	24,060
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended March 31,
	2023	2024
Net income (loss)	$(2,028)	$29,702
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,340)	(26,650)
Unrealized gains on marketable securities, net of tax	108	143
Comprehensive income (loss)	$(11,260)	$3,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	5,632	—	—	5,632
Exercise of stock options	1,322	—	55	—	—	55
Issuance of restricted stock, net	187,162	2	(5,021)	—	—	(5,019)
Common stock dividends ($0.60 per share)	—	—	—	(14,769)	—	(14,769)
Foreign currency translation adjustment	—	—	—	—	(9,340)	(9,340)
Unrealized gains on marketable securities, net of tax	—	—	—	—	108	108
Net loss	—	—	—	(2,028)	—	(2,028)
Balance at March 31, 2023	24,591,375	$246	$1,511,590	$142,893	$(44,300)	$1,610,429

	For the three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	5,329	—	—	5,329
Exercise of stock options	2,236	—	145	—	—	145
Issuance of restricted stock, net	198,887	2	(3,833)	—	—	(3,831)
Common stock dividends ($0.60 per share)	—	—	—	(14,773)	—	(14,773)
Foreign currency translation adjustment	—	—	—	—	(26,650)	(26,650)
Unrealized gains on marketable securities, net of tax	—	—	—	—	143	143
Net income	—	—	—	29,702	—	29,702
Balance at March 31, 2024	24,607,939	$246	$1,519,291	$183,800	$(60,754)	$1,642,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2023	2024
Cash flows from operating activities:
Net income (loss)	$(2,028)	$29,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on early termination of operating leases	—	(6,166)
Amortization of deferred financing costs	138	140
Amortization of investment discount/premium	3	(27)
Depreciation and amortization	14,651	11,069
Deferred income taxes	1,872	2,406
Stock-based compensation	5,632	5,329
Impairment of right-of-use lease assets	3,649	—
Changes in assets and liabilities:
Tuition receivable, net	(8,892)	(7,183)
Other assets	(10,891)	(7,950)
Accounts payable and accrued expenses	1,831	6,218
Income taxes payable and income taxes receivable	(4,613)	8,586
Contract liabilities	34,035	36,035
Other liabilities	(145)	(529)
Net cash provided by operating activities	35,242	77,630

Cash flows from investing activities:
Purchases of property and equipment	(8,270)	(9,188)
Purchases of marketable securities	(17,103)	—
Proceeds from marketable securities	1,960	8,220
Proceeds from other investments	457	—
Other investments	(118)	(34)
Cash paid for acquisition, net of cash acquired	(211)	—
Net cash used in investing activities	(23,285)	(1,002)

Cash flows from financing activities:
Common dividends paid	(14,755)	(14,734)
Net payments for stock awards	(4,964)	(3,686)
Net cash used in financing activities	(19,719)	(18,420)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(887)	(2,305)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,649)	55,903
Cash, cash equivalents, and restricted cash — beginning of period	227,454	181,925
Cash, cash equivalents, and restricted cash — end of period	$218,805	$237,828
Non-cash transactions:
Non-cash additions to property and equipment	$1,447	$3,002
Right-of-use lease assets obtained in exchange for operating lease liabilities	$5,124	$3,616
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
The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s three reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of Capella University and Strayer University and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, which primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs; and (3) Australia/New Zealand, which through Torrens University and associated assets, provides certificate and degree programs in Australia and New Zealand. The Company’s reportable segments are discussed further in Note 15.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of, and for the three months ended, March 31, 2023 and 2024 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
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
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) in the unaudited condensed consolidated statements of income (loss).
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million of these unpaid obligations as of December 31, 2023 and March 31, 2024. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2023 and March 31, 2024, the Company had approximately $11.1 million and $13.4 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2023 and 2024 (in thousands):

	As of March 31,
	2023	2024
Cash and cash equivalents	$202,824	$222,116
Restricted cash included in other current assets	15,481	15,212
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$218,805	$237,828
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Tuition receivable	$123,357	$129,999
Allowance for credit losses	(47,255)	(46,917)
Tuition receivable, net	$76,102	$83,082
Approximately $2.5 million of tuition receivable, net, are included in other assets as of December 31, 2023 and March 31, 2024 because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three months ended March 31, 2023 and 2024 (in thousands).

	For the three months ended March 31,
	2023	2024
Allowance for credit losses, beginning of period	$47,113	$47,255
Additions charged to expense	9,654	12,210
Write-offs, net of recoveries	(11,481)	(12,548)
Allowance for credit losses, end of period	$45,286	$46,917
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,406,816 and 24,607,939 shares were issued and outstanding as of December 31, 2023 and March 31, 2024, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2024, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 18, 2024.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2024 (in thousands):

	For the three months ended March 31,
	2023	2024
Weighted average shares outstanding used to compute basic earnings (loss) per share	23,430	23,391
Incremental shares issuable upon the assumed exercise of stock options	—	6
Unvested restricted stock and restricted stock units	—	663
Shares used to compute diluted earnings (loss) per share	23,430	24,060

Anti-dilutive shares excluded from the diluted earnings (loss) per share calculation	593	—
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2023 and March 31, 2024, the balance of accumulated other comprehensive loss was $34.2 million, net of tax of $0.1 million, and $60.8 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income (loss) for the three months ended March 31, 2023 and 2024.

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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2023 and 2024 (in thousands):

	For the three months ended March 31,
	2023	2024
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$188,513	$209,731
Other(1)	8,382	9,505
Total U.S. Higher Education Segment	196,895	219,236
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	40,422	45,634
Other(1)	1,081	1,741
Total Australia/New Zealand Segment	41,503	47,375
Education Technology Services Segment(2)	18,208	23,639
Consolidated revenue	$256,606	$290,250
_________________________________________
(1)Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other non-tuition revenue streams.
(2)Education Technology Services revenue is primarily derived from tuition revenue.
Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods and services. The Company applies the five-step revenue model under Accounting Standards Codification (“ASC”) 606, Revenue Recognition (“ASC 606”) to determine when revenue is earned and recognized.
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
At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the unaudited condensed consolidated balance sheets based on when the benefits are expected to be realized.
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.0 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the three months ended March 31,
	2023	2024
Balance at beginning of period	$46,842	$44,480
Revenue deferred	4,652	3,134
Benefit redeemed	(5,574)	(5,527)
Balance at end of period	$45,920	$42,087
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University and Strayer University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2023 and March 31, 2024, the Company had $11.8 million and $13.5 million, respectively, of contract liabilities in the unaudited condensed consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $5.3 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
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
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to voluntary and involuntary employee terminations that are not tied to a formal restructuring plan. During the three months ended March 31, 2023 and 2024, the Company incurred $2.3 million and $0.3 million, respectively, of severance and other employee separation charges related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income (loss).

The following details the changes in the Company's severance and other employee separation costs restructuring liabilities during the three months ended March 31, 2023 and 2024 (in thousands):

Severance Restructuring Liability
Balance at December 31, 2022	$—
Restructuring and other charges	2,315
Payments	(1,944)
Balance at March 31, 2023	$371

Balance at December 31, 2023(1)	$795
Restructuring and other charges	259
Payments	(937)
Balance at March 31, 2024(1)	$117
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $3.6 million of right-of-use lease asset charges during the three months ended March 31, 2023 related to facilities that were consolidated during the period. There were no right-of-use lease asset charges during the three months ended March 31, 2024. The Company recorded a net benefit related to the early termination and related extinguishment of lease liabilities of approximately $6.2 million during the three months ended March 31, 2024. These right-of-use lease asset charges and net benefits from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income (loss).
5. Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of March 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$10,083	$1	$(87)	$9,997
Corporate debt securities	3,201	—	(54)	3,147
Total available-for sale securities	$13,284	$1	$(141)	$13,144

Held-to-maturity securities:
Term deposits	$18,304	$—	$—	$18,304
The following is a summary of available-for-sale securities as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$10,055	$2	$(144)	$9,913
Corporate debt securities	3,202	—	(79)	3,123
Total available-for sale securities	$13,257	$2	$(223)	$13,036

Held-to-maturity securities:
Term deposits	$27,175	$—	$—	$27,175

The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2023 and March 31, 2024 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2024, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $12.1 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three months ended March 31, 2023 and 2024. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023		March 31, 2024
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$12,553	$27,175	$13,144	$18,304
Due after one year through three years	483	—	—	—
Total	$13,036	$27,175	$13,144	$18,304
The following table summarizes the proceeds from the maturities and sales of marketable securities for the three months ended March 31, 2023 and 2024 (in thousands):

	For the three months ended March 31,
	2023	2024
Maturities of marketable securities	$1,960	$8,220
Sales of marketable securities	—	—
Total	$1,960	$8,220
The Company did not record any gross realized gains or losses in net income (loss) during the three months ended March 31, 2023 and March 31, 2024.
6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of March 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$95,246	$95,246	$—	$—
U.S. treasury bills	19,844	19,844	—	—
Available-for-sale securities:
Tax-exempt municipal securities	9,997	—	9,997	—
Corporate debt securities	3,147	—	3,147	—
Total assets at fair value on a recurring basis	$128,234	$115,090	$13,144	$—

Assets measured at fair value on a recurring basis consist of the following as of December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,231	$92,231	$—	$—
U.S. treasury bills	5,000	5,000	—	—
Available-for-sale securities:
Tax-exempt municipal securities	9,913	—	9,913	—
Corporate debt securities	3,123	—	3,123	—
Total assets at fair value on a recurring basis	$110,267	$97,231	$13,036	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills – Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills with original maturities of three months or less, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2023 and March 31, 2024 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2023 and 2024.
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(22,006)	—	(22,006)
Adjustments to prior acquisitions	—	—	—	—
Balance as of March 31, 2024	$632,075	$497,807	$100,000	$1,229,882
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2024 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three months ended March 31, 2023 and 2024.

Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,002	$(200,002)	$—	$200,002	$(200,002)	$—
Not subject to amortization
Trade names	251,623	—	251,623	248,855	—	248,855
Total	$451,625	$(200,002)	$251,623	$448,857	$(200,002)	$248,855
The Company’s finite-lived intangible assets were comprised of student relationships, which were amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets were consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $2.7 million for the three months ended March 31, 2023. All finite-lived intangible assets were fully amortized by the end of 2023.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2024 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three months ended March 31, 2023 and 2024.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Prepaid expenses	$20,028	$26,634
Restricted cash	12,944	15,212
Cloud computing arrangements	6,870	6,194
Other	4,916	5,761
Other current assets	$44,758	$53,801
9. Other Assets
Other assets consist of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Prepaid expenses, net of current portion	$16,679	$16,439
Equity method investments	16,068	15,889
Cloud computing arrangements, net of current portion	12,806	12,527
Other investments	2,806	2,806
Tuition receivable, net, non-current	2,516	2,470
Other	3,544	4,849
Other assets	$54,419	$54,980

Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2023 and March 31, 2024, $16.2 million and $15.8 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
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
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2023 and 2024 (in thousands):

	For the three months ended March 31,
	2023	2024
Limited partnership investments, beginning of period	$13,879	$16,068
Capital contributions	118	34
Pro-rata share in the net income (loss) of limited partnerships	877	(213)
Distributions	—	—
Limited partnership investments, end of period	$14,874	$15,889
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Trade payables	$49,247	$56,835
Accrued compensation and benefits	34,988	33,115
Accrued student obligations and other	6,653	9,295
Accounts payable and accrued expenses	$90,888	$99,245

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
The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2024.
As of December 31, 2023 and March 31, 2024, the Company had approximately $61.4 million and $61.3 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.4 million and $3.3 million was denominated in Australian dollars as of December 31, 2023 and March 31, 2024, respectively.
During the three months ended March 31, 2023 and 2024, the Company paid $2.4 million and $1.2 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Contract liabilities, net of current portion	$37,188	$35,303
Asset retirement obligations	5,225	4,784
Other	3,190	2,798
Other long-term liabilities	$45,603	$42,885

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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2023 and 2024 (in thousands):

	For the three months ended March 31,
	2023	2024
Instructional and support costs	$1,866	$1,233
General and administration	3,766	3,960
Restructuring costs	—	136
Stock-based compensation expense included in operating expense	5,632	5,329
Tax benefit	1,479	1,425
Stock-based compensation expense, net of tax	$4,153	$3,904
During the three months ended March 31, 2023 and 2024, the Company recognized shortfall tax impacts of approximately $1.4 million and $1.3 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the three months ended March 31, 2023 and 2024, the Company recorded income tax expense of $1.1 million and $13.4 million, respectively. Income tax expense for the three months ended March 31, 2023 and 2024 include shortfall tax impacts of approximately $1.4 million and $1.3 million, respectively, related to share-based payment arrangements.
The Company had $0.9 million of unrecognized tax benefits as of December 31, 2023 and March 31, 2024. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income (loss).
The Company paid $3.8 million and $2.4 million in income taxes during the three months ended March 31, 2023 and 2024, respectively.
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
The Education Technology Services segment develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which enables education benefits programs through the use of low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
A summary of financial information by reportable segment for the three months ended March 31, 2023 and 2024 is presented in the following table (in thousands):

	For the three months ended March 31,
	2023	2024
Revenues
U.S. Higher Education	$196,895	$219,236
Australia/New Zealand	41,503	47,375
Education Technology Services	18,208	23,639
Consolidated revenues	$256,606	$290,250
Income (loss) from operations
U.S. Higher Education	$9,589	$28,013
Australia/New Zealand	(7,182)	(2,255)
Education Technology Services	5,796	10,088
Amortization of intangible assets	(3,532)	—
Merger and integration costs	(425)	—
Restructuring costs	(5,595)	5,510
Consolidated income (loss) from operations	$(1,349)	$41,356
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. Except as described below, there have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2023.
On January 25, 2024, Capella University received notice that the Department received approximately 6,700 borrower defense to repayment applications with claims for forgiveness of loans taken out at the University and filed between June 23, 2022 and November 15, 2022. On February 1, 2024, Strayer University received notice that the Department received approximately 1,900 borrower defense to repayment applications with claims for forgiveness of loans taken out at the University and filed between June 23, 2022 and November 15, 2022. In the notices received, the Department indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to Capella University and Strayer University in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a BDTR application and the Department seeks recoupment. In relation to the separate 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. To date, Capella University has received approximately 6,000 applications, and Strayer University has received approximately 1,850 applications. Each university is providing a response to the applications it receives. At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25 and February

1, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
17.    Regulation
Our higher education institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition, and results of operations. Other than as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2023.
United States Regulation
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations will take effect July 1, 2024. The Department has indicated that it will release metrics beginning in the 2025 financial aid award year. Beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. On March 20, 2024, another lawsuit was filed against the Department in the United States District Court for the Northern District of Texas seeking a preliminary and permanent injunction enjoining the Department from enforcing the final rule on the grounds that the rule exceeds the Department’s statutory authority, and is arbitrary, capricious, an abuse of discretion, and otherwise is not in accordance with law. Capella University and Strayer University are not parties to the lawsuits. The Company is unable to predict the ultimate outcome of litigation.
In a March 29, 2024 Electronic Announcement (GE-24-01), the Department released additional information and updates to help institutions prepare for complying with the Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) Regulations, including that the deadline for initial institutional data reporting has been extended to October 1, 2024 (originally: July 31, 2024). The Department indicated that in early 2025, it plans to publish the FVT/GE metrics and notify institutions of failing GE programs, as well as provide additional information on the program eligibility effects of the metrics on failing GE programs.
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
On August 10, 2021, the Department of Education announced its intention to establish a rulemaking committee to develop proposed regulations on, among other things, Borrower Defense to Repayment. Negotiated rulemaking committee meetings completed in December 2021 with no consensus reached on the topic. On July 6, 2022, the Department released proposed Borrower Defense to Repayment regulations for public comment and subsequently published a final rule on October 31, 2022 (the “2022 BDTR Rule”). Among other things, the 2022 BDTR Rule sets a single standard and streamlined process for relief that will apply to all future and pending Borrower Defense to Repayment claims as of July 1, 2023, regardless of the date of a borrower’s loan disbursement; defines the types of misconduct that could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a Borrower Defense to Repayment claim; establishes a presumption that borrowers reasonably relied upon misrepresentations or omissions; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and creates a process for the adjudication of group claims based on common facts. The 2022 BDTR Rule permits nonprofit legal assistance organizations to request group claims. The 2022 BDTR Rule also establishes a recoupment process separate from the approval of Borrower Defense to Repayment claims. In addition, the 2022 BDTR Rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. The 2022 BDTR Rule also modified the closed school discharge rule to provide an automatic discharge one year after an institution or location’s closure date for borrowers who were enrolled at the time of closure or left 180 days before closure and who do not accept an approved teach-out agreement or continuation of the program at another location of the school; those who accept but do not complete a teach-out agreement or program continuation will receive a discharge one year after their last date of attendance. The 2022 BDTR Rule became effective July 1, 2023.
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department has previously stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated. The Department will continue to adjudicate borrower defense applications using an earlier version of the regulations where required under the court settlement in the Sweet matter discussed above in Note 16, Litigation. The Company is unable to predict the ultimate outcome of the litigation.
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 16, 2024, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals include that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA will hold its public comment forum to seek input on these potential changes. In addition to the public comment forum, written comments will be accepted between April 15, 2024 and May 17, 2024. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 6, 2024, and October 25, 2024, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, could have a material adverse effect on Capella University, Strayer University, and the Company.
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization and state authorization reciprocity agreements. Negotiated rulemaking committee meetings concluded in March 2024 with no consensus reached on the topics. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Capella University or Strayer University.
Negotiated Rulemaking
Beginning January 2024, the Department convened negotiated rulemaking committee meetings to consider new proposed regulations on distance education, cash management, return of federal funds, state authorization (discussed above), accreditation and related issues, and TRIO programs. Negotiated rulemaking committee meetings concluded in March 2024. Consensus was reached on TRIO programs but no other topics. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Capella University or Strayer University.
Title IX
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The new rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. The new rules are effective on August 1, 2024.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to borrower defense to repayment applications, gainful employment, 90/10, and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
Additional Information
We maintain a website at http://www.strategiceducation.com. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Background
Strategic Education, Inc. (“SEI,” “we,” “us,” “our,” or “the Company”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations also include the Education Technology Services segment, which develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs.

Segments Overview
As of March 31, 2024, we had the following reportable segments:
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
•Capella University is accredited by the Higher Learning Commission and Strayer University is accredited by the Middle States Commission on Higher Education, both higher education institutional accrediting agencies recognized by the U.S. Department of Education. The USHE segment provides academic offerings both online and in physical classrooms, helping working adult students develop specific competencies they can apply in their workplace.
•In the first quarter of 2024, USHE enrollment increased 9.8% to 87,731 compared to 79,935 for the same period in 2023.
•Trailing 4-quarter student persistence within USHE was 87.0% in the fourth quarter of 2023 compared to 87.4% for the same period in 2022. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
87.1%	87.3%	87.7%	87.4%	87.4%	87.3%	87.4%	87.0%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 7.4% as of the end of the fourth quarter of 2023. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
(8.1)%	(6.4)%	(5.3)%	(6.2)%	(7.2)%	(7.4)%	(8.3)%	(7.4)%
Education Technology Services Segment
•Our Education Technology Services segment develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Education Technology Services segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Education Technology Services segment continue to be attributed to the segment until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In the first quarter of 2024, employer affiliated enrollment as a percentage of USHE enrollment was 29.2% compared to 26.3% for the same period in 2023.
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
•In the first quarter of 2024, Australia/New Zealand enrollment increased 4.8% to 20,197 compared to 19,269 for the same period in 2023.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the three months ended March 31, 2024 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2024, we had deferred $42.1 million for estimated redemptions earned under the Graduation Fund, as compared to $44.5 million at December 31, 2023. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2024, our bad debt expense was 4.2% of revenue, compared to 3.8% for the same period in 2023. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2024 would have changed our income from operations by approximately $1.3 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2024 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three month periods ended March 31, 2024.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three month periods ended March 31, 2024.
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
Results of Operations
In the first quarter of 2024, we generated $290.3 million in revenue compared to $256.6 million for the same period in 2023. Our income from operations was $41.4 million in the first quarter of 2024 compared to a loss from operations of $1.3 million for the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets. Net income in the first quarter of 2024 was $29.7 million compared to a net loss of $2.0 million for the same period in 2023, and diluted earnings per share was $1.23 in the first quarter of 2024 compared to diluted loss per share of $0.09 for the same period in 2023.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenues. Consolidated revenue increased to $290.3 million in the first quarter of 2024 compared to $256.6 million in the first quarter of 2023, primarily due to enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. In the USHE segment for the three months ended March 31, 2024, total enrollment increased 9.8% to 87,731 from 79,935 for the same period in 2023. USHE segment revenue increased 11.3% to $219.2 million in the first quarter of 2024 compared to $196.9 million in the first quarter of 2023, primarily due to an increase in enrollment. In the Australia/New Zealand segment for the three months ended March 31, 2024, total enrollment increased 4.8% to 20,197 from 19,269 for the same period in 2023. Australia/New Zealand segment revenue increased 14.1% to $47.4 million in the first quarter of 2024 compared to $41.5 million in the first quarter of 2023, primarily due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenue increased 29.8% to $23.6 million in the first quarter of 2024 compared to $18.2 million in the first quarter of 2023, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $157.7 million in the first quarter of 2024 compared to $152.9 million in the first quarter of 2023, principally due to increases in bad debt expense, personnel-related costs, and technology-related expenses, partially offset by lower stock-based compensation expense and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 54.3% in the first quarter of 2024 from 59.6% in the first quarter of 2023.
General and administration expenses. Consolidated general and administration expenses increased to $96.7 million in the first quarter of 2024 compared to $95.5 million in the first quarter of 2023, principally due to higher personnel-related costs, partially offset by decreased investments in branding initiatives and partnerships with brand ambassadors and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.3% in the first quarter of 2024 from 37.2% in the first quarter of 2023.
Amortization of intangible assets. There was no amortization of intangible assets in the first quarter of 2024 compared to $3.5 million in the first quarter of 2023, due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in the fourth quarter of 2023.
Merger and integration costs. There were no merger and integration costs in the first quarter of 2024 compared to $0.4 million in the first quarter of 2023. These costs primarily relate to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to a $5.5 million net benefit in the first quarter of 2024 compared to $5.6 million of net costs in the first quarter of 2023, primarily due to a $6.2 million gain related to the early termination of operating leases in the first quarter of 2024 compared to a $3.6 million right-of-use lease asset impairment charge associated with vacating leased space in the first quarter of 2023, and a $1.8 million decrease in severance and other personnel-related expenses from employee terminations.
Income (loss) from operations. Consolidated income from operations increased to $41.4 million in the first quarter of 2024 compared to a loss from operations of $1.3 million in the first quarter of 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets. In the USHE segment, income from operations increased to $28.0 million in the first quarter of 2024 compared to $9.6 million in the first quarter of 2023, primarily driven by higher revenue due to an increase in enrollment, partially offset by higher bad debt expense and personnel costs. In the Australia/New Zealand segment, loss from operations decreased to $2.3 million in the first quarter of 2024 compared to $7.2 million in the first quarter of 2023, primarily driven by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads. In the Education Technology Services segment, income from operations increased to $10.1 million in the first quarter of 2024 compared to $5.8 million in the first quarter of 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment.
Other income. Other income increased to $1.8 million in the first quarter of 2024 compared to $0.4 million in the first quarter of 2023, primarily due to a $1.3 million increase in interest income and a $0.4 million decrease in interest expense. We incurred $1.4 million of interest expense in the three months ended March 31, 2024 compared to $1.8 million in the three months ended March 31, 2023.
Provision for income taxes. Income tax expense was $13.4 million in the first quarter of 2024, compared to $1.1 million in the first quarter of 2023. Income tax expense for the three months ended March 31, 2024 and 2023 include shortfall tax impacts of approximately $1.3 million and $1.4 million, respectively, related to share-based payment arrangements.
Net income (loss). Net income (loss) increased to $29.7 million of net income in the first quarter of 2024 compared to $2.0 million of net loss in the first quarter of 2023 due to the factors discussed above.
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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three months ended March 31, 2024 are also presented on a constant currency basis.
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
Adjusted income from operations was $35.8 million in the first quarter of 2024 compared to $8.2 million for the same period in 2023. Adjusted net income was $26.7 million in the first quarter of 2024 compared to $5.8 million for the same period in 2023, and adjusted diluted earnings per share was $1.11 in the first quarter of 2024 compared to $0.24 for the same period in 2023.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2024

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$290,250	$—	$—	$—	$—	$—	$290,250
Total costs and expenses	$248,894	$—	$—	$5,510	$—	$—	$254,404
Income from operations	$41,356	$—	$—	$(5,510)	$—	$—	$35,846
Operating margin	14.2%						12.4%
Income before income taxes	$43,150	$—	$—	$(5,510)	$212	$—	$37,852
Net income	$29,702	$—	$—	$(5,510)	$212	$2,282	$26,686

Diluted earnings per share	$1.23						$1.11
Weighted average diluted shares outstanding	24,060						24,060

Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$256,606	$—	$—	$—	$—	$—	$256,606
Total costs and expenses	$257,955	$(3,532)	$(425)	$(5,595)	$—	$—	$248,403
Income (loss) from operations	$(1,349)	$3,532	$425	$5,595	$—	$—	$8,203
Operating margin	-0.5%						3.2%
Income (loss) before income taxes	$(951)	$3,532	$425	$5,595	$(325)	$—	$8,276
Net income (loss)	$(2,028)	$3,532	$425	$5,595	$(325)	$(1,406)	$5,793

Diluted earnings per share	$(0.09)						$0.24
Weighted average diluted shares outstanding(6)	23,430						24,023
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
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing adjusted effective tax rates of 29.5% and 30.0% for the three months ended March 31, 2024 and 2023, respectively.
(6)For the three months ended March 31, 2023, 593,000 shares issuable in connection with stock options, restricted stock and restricted stock units were excluded from the diluted loss per share calculation because the effect would have been anti-dilutive due to the Company’s net loss during the period.
The table below presents our adjusted results of operations on a constant currency basis for the three months ended March 31, 2024 (amounts in thousands, except per share data):

	For the three months ended March 31, 2024
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$290,250	$2,074	$292,324
Total costs and expenses	$254,404	$1,975	$256,379
Income from operations	$35,846	$99	$35,945
Operating margin	12.4%		12.3%
Income before income taxes	$37,852	$123	$37,975
Net income	$26,686	$86	$26,772

Diluted earnings per share	$1.11		$1.11
Weighted average diluted shares outstanding	24,060		24,060
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three months ended March 31, 2024 at a constant exchange rate of 0.68 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2023.
Liquidity and Capital Resources
At March 31, 2024, we had cash, cash equivalents, and marketable securities of $253.6 million compared to $208.7 million at December 31, 2023 and $240.0 million at March 31, 2023. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at March 31, 2024 and 2023. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include tax-exempt municipal securities, corporate debt securities, and term deposits. During the three months ended March 31, 2024 and 2023, we earned interest income of $3.1 million and $1.8 million, respectively.

We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2024. As of March 31, 2024 and 2023, we had $61.3 million and $101.3 million, respectively, outstanding under our Revolving Credit Facility. During the three months ended March 31, 2024 and 2023, we paid $1.2 million and $2.4 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the three months ended March 31, 2024 increased to $77.6 million, compared to $35.2 million for the same period in 2023. The increase in net cash from operating activities was primarily driven by higher earnings and favorable working capital.
Our net cash used in investing activities for the three months ended March 31, 2024 decreased to $1.0 million, compared to $23.3 million for the same period in 2023. The decrease in net cash used in investing activities was primarily driven by a $17.1 million decrease in purchases of marketable securities and a $5.8 million increase in cash proceeds from marketable securities and other investments, partially offset by higher capital expenditures for the three months ended March 31, 2024. Capital expenditures increased to $9.2 million for the three months ended March 31, 2024, compared to $8.3 million for the same period in 2023, primarily due to the timing of capital projects.
Our net cash used in financing activities for the three months ended March 31, 2024 decreased to $18.4 million, compared to $19.7 million for the same period in 2023. The decrease in net cash used in financing activities was driven by a $1.3 million decrease in net payments for employee stock awards.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first quarter of 2024. During the three months ended March 31, 2024, we paid a total of $14.7 million in cash dividends on our common stock, compared to $14.8 million for the same period in 2023. During the three months ended March 31, 2024, we did not repurchase any shares of common stock in the open market under our repurchase program. As of March 31, 2024, we had $240.0 million of share repurchase authorization remaining to use through December 31, 2024.
For the first quarter of 2024 and 2023, bad debt expense as a percentage of revenue was 4.2% and 3.8%, respectively.
Our recurring cash requirements consist primarily of general operating expenses, capital expenditures, discretionary dividend payments, income tax payments, and contractual obligations related to our lease agreements, limited partnership investments, and Revolving Credit Facility. We believe that the combination of our existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash available under our Amended Credit Facility will be sufficient to meet our cash requirements for the next 12 months and beyond.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2024, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

At March 31, 2024, we had $61.3 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 16.3% of our consolidated revenues for the three months ended March 31, 2024. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the three months ended March 31, 2024, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $4.7 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the three months ended March 31, 2024 was a decrease of $2.3 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2024, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the revised risk factor included below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
On January 16, 2024, NC-SARA initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals include that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA will hold its public comment forum to seek input on these potential changes. In addition to the public comment forum, written comments will be accepted between April 15, 2024 and May 17, 2024. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 6, 2024, and October 25, 2024, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, could have a material adverse effect on Capella University, Strayer University, and the Company. For example, if excluded from the ability to participate in the agreements, Capella University and Strayer University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
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

Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization and state authorization reciprocity agreements. Negotiated rulemaking committee meetings concluded in March 2024 with no consensus reached on the topics. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Capella University or Strayer University.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $240.0 million as of March 31, 2024, and is available for use through December 31, 2024.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Submission of Matters to a Vote of Security Holders
The Company held its 2024 Annual Meeting of Stockholders on April 24, 2024. There were 24,606,513 shares of common stock eligible to be voted at the Annual Meeting and 22,125,243 shares were presented by proxy at the meeting which constituted a quorum to conduct business.
There were three proposals submitted to the Company’s stockholders at the Annual Meeting. All proposals were passed. The final results of voting on each of the proposals are as follows:
Proposal 1: Elect thirteen directors to the Board of Directors.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Vote
Robert S. Silberman	20,111,923	1,263,403	1,753	748,164
Viet D. Dinh	21,340,537	32,020	4,524	748,162
Dr. Charlotte F. Beason	20,119,526	1,253,484	4,070	748,163
Rita D. Brogley	21,345,630	27,401	4,049	748,163
Dr. John T. Casteen, III	18,546,842	2,826,082	4,157	748,162
Robert R. Grusky	20,069,086	1,303,781	4,212	748,164
Jerry L. Johnson	21,289,254	83,455	4,369	748,165
Karl McDonnell	21,284,415	87,874	4,788	748,166
Dr. Michael A. McRobbie	21,342,026	30,708	4,344	748,165
Dr. Benjamin E. Sasse	21,348,793	22,591	5,696	748,163
William J. Slocum	21,277,724	95,036	4,318	748,165
Michael J. Thawley	20,789,218	580,520	7,339	748,166
G. Thomas Waite, III	20,054,377	1,318,487	4,215	748,164
Proposal 2: Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

Votes For	Votes Against	Abstain	Broker Non-Vote
21,232,024	891,630	1,589	0

Proposal 3: Approval on an advisory basis of the compensation of the named executive officers.

Votes For	Votes Against	Abstain	Broker Non-Vote
20,159,321	879,747	338,013	748,162
Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: April 25, 2024