Form 10-Q
period 2024-06-30
Strategic Education, Inc.
filed 2024-07-31
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 12, 2024, there were outstanding 24,622,994 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$168,481	$230,111
Marketable securities	39,728	26,128
Tuition receivable, net	76,102	89,639
Other current assets	44,758	52,990
Total current assets	329,069	398,868
Property and equipment, net	118,529	116,253
Right-of-use lease assets	119,202	112,252
Marketable securities, non-current	483	—
Intangible assets, net	251,623	249,469
Goodwill	1,251,888	1,240,962
Other assets	54,419	59,720
Total assets	$2,125,213	$2,177,524

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,888	$93,664
Income taxes payable	2,200	2,190
Contract liabilities	92,341	133,612
Lease liabilities	24,190	23,973
Total current liabilities	209,619	253,439
Long-term debt	61,400	61,329
Deferred income tax liabilities	28,338	27,624
Lease liabilities, non-current	127,735	112,269
Other long-term liabilities	45,603	44,763
Total liabilities	472,695	499,424
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,406,816 and 24,622,994 shares issued and outstanding at December 31, 2023 and June 30, 2024, respectively	244	246
Additional paid-in capital	1,517,650	1,526,037
Accumulated other comprehensive loss	(34,247)	(47,091)
Retained earnings	168,871	198,908
Total stockholders’ equity	1,652,518	1,678,100
Total liabilities and stockholders’ equity	$2,125,213	$2,177,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Revenues	$287,680	$312,266	$544,286	$602,516
Costs and expenses:
Instructional and support costs	161,479	163,235	314,417	320,944
General and administration	99,003	105,112	194,468	201,807
Amortization of intangible assets	3,450	—	6,982	—
Merger and integration costs	580	—	1,005	—
Restructuring costs	6,351	1,995	11,946	(3,515)
Total costs and expenses	270,863	270,342	528,818	519,236
Income from operations	16,817	41,924	15,468	83,280
Other income (expense)	3,171	(123)	3,569	1,671
Income before income taxes	19,988	41,801	19,037	84,951
Provision for income taxes	5,757	11,903	6,834	25,351
Net income	$14,231	$29,898	$12,203	$59,600
Earnings per share:
Basic	$0.61	$1.28	$0.52	$2.55
Diluted	$0.59	$1.24	$0.51	$2.47
Weighted average shares outstanding:
Basic	23,450	23,442	23,440	23,416
Diluted	23,964	24,179	23,993	24,119
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Net income	$14,231	$29,898	$12,203	$59,600
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,822)	13,592	(16,162)	(13,058)
Unrealized gains on marketable securities, net of tax	38	71	146	214
Comprehensive income (loss)	$7,447	$43,561	$(3,813)	$46,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2023	24,591,375	$246	$1,511,590	$142,893	$(44,300)	$1,610,429
Stock-based compensation	—	—	5,493	—	—	5,493
Issuance of restricted stock, net	3,369	—	—	—	—	—
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($0.60 per share)	—	—	—	(14,750)	—	(14,750)
Foreign currency translation adjustment	—	—	—	—	(6,822)	(6,822)
Unrealized gains on marketable securities, net of tax	—	—	—	—	38	38
Net income	—	—	—	14,231	—	14,231
Balance at June 30, 2023	24,465,671	$245	$1,509,077	$140,368	$(51,084)	$1,598,606

	For the three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2024	24,607,939	$246	$1,519,291	$183,800	$(60,754)	$1,642,583
Stock-based compensation	—	—	6,573	—	—	6,573
Exercise of stock options	2,628	—	173	—	—	173
Issuance of restricted stock, net	12,427	—	—	—	—	—
Common stock dividends ($0.60 per share)	—	—	—	(14,790)	—	(14,790)
Foreign currency translation adjustment	—	—	—	—	13,592	13,592
Unrealized gains on marketable securities, net of tax	—	—	—	—	71	71
Net income	—	—	—	29,898	—	29,898
Balance at June 30, 2024	24,622,994	$246	$1,526,037	$198,908	$(47,091)	$1,678,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	11,125	—	—	11,125
Exercise of stock options	1,322	—	55	—	—	55
Issuance of restricted stock, net	190,531	2	(5,021)	—	—	(5,019)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($1.20 per share)	—	—	—	(29,519)	—	(29,519)
Foreign currency translation adjustment	—	—	—	—	(16,162)	(16,162)
Unrealized gains on marketable securities, net of tax	—	—	—	—	146	146
Net income	—	—	—	12,203	—	12,203
Balance at June 30, 2023	24,465,671	$245	$1,509,077	$140,368	$(51,084)	$1,598,606

	For the six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	11,902	—	—	11,902
Exercise of stock options	4,864	—	318	—	—	318
Issuance of restricted stock, net	211,314	2	(3,833)	—	—	(3,831)
Common stock dividends ($1.20 per share)	—	—	—	(29,563)	—	(29,563)
Foreign currency translation adjustment	—	—	—	—	(13,058)	(13,058)
Unrealized gains on marketable securities, net of tax	—	—	—	—	214	214
Net income	—	—	—	59,600	—	59,600
Balance at June 30, 2024	24,622,994	$246	$1,526,037	$198,908	$(47,091)	$1,678,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2023	2024
Cash flows from operating activities:
Net income	$12,203	$59,600
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	(2,136)	—
Gain on early termination of operating leases	(98)	(6,166)
Amortization of deferred financing costs	276	280
Amortization of investment discount/premium	(7)	(40)
Depreciation and amortization	30,196	22,227
Deferred income taxes	(3,036)	(593)
Stock-based compensation	11,125	11,902
Impairment of right-of-use lease assets	5,135	—
Changes in assets and liabilities:
Tuition receivable, net	(19,626)	(13,247)
Other assets	(12,165)	(12,663)
Accounts payable and accrued expenses	(2,344)	759
Income taxes payable and income taxes receivable	(16,699)	74
Contract liabilities	38,906	41,353
Other liabilities	(993)	(1,551)
Net cash provided by operating activities	40,737	101,935

Cash flows from investing activities:
Purchases of property and equipment	(17,794)	(19,928)
Purchases of marketable securities	(16,904)	(8,591)
Proceeds from marketable securities	4,960	22,525
Proceeds from sale of property and equipment	5,890	—
Proceeds from other investments	457	20
Other investments	(152)	(96)
Cash paid for acquisition, net of cash acquired	(211)	(143)
Net cash used in investing activities	(23,754)	(6,213)

Cash flows from financing activities:
Common dividends paid	(29,468)	(29,507)
Net payments for stock awards	(4,964)	(3,514)
Repurchase of common stock	(9,999)	—
Net cash used in financing activities	(44,431)	(33,021)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,924)	(534)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29,372)	62,167
Cash, cash equivalents, and restricted cash — beginning of period	227,454	181,925
Cash, cash equivalents, and restricted cash — end of period	$198,082	$244,092
Non-cash transactions:
Non-cash additions to property and equipment	$2,090	$2,408
Right-of-use lease assets obtained in exchange for operating lease liabilities	$7,230	$4,281
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
All information as of, and for the three and six months ended, June 30, 2023 and 2024 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities. See Note 4 for additional information.

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
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) in the unaudited condensed consolidated statements of income.
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million and $2.1 million of these unpaid obligations as of December 31, 2023 and June 30, 2024, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2023 and June 30, 2024, the Company had approximately $11.1 million and $11.4 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2023 and 2024 (in thousands):

	As of June 30,
	2023	2024
Cash and cash equivalents	$181,024	$230,111
Restricted cash included in other current assets	16,558	13,481
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$198,082	$244,092
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Tuition receivable	$123,357	$141,024
Allowance for credit losses	(47,255)	(51,385)
Tuition receivable, net	$76,102	$89,639
An additional $2.5 million and $7.3 million of tuition receivable, net, are included in other assets as of December 31, 2023 and June 30, 2024, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three and six months ended June 30, 2023 and 2024 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Allowance for credit losses, beginning of period	$45,708	$47,275	$47,586	$47,605
Additions charged to expense	12,604	13,415	22,258	25,625
Write-offs, net of recoveries	(12,028)	(13,903)	(23,560)	(26,443)
Allowance for credit losses, end of period	$46,284	$46,787	$46,284	$46,787
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,406,816 and 24,622,994 shares were issued and outstanding as of December 31, 2023 and June 30, 2024, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2024, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 3, 2024.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Weighted average shares outstanding used to compute basic earnings per share	23,450	23,442	23,440	23,416
Incremental shares issuable upon the assumed exercise of stock options	4	6	5	6
Unvested restricted stock and restricted stock units	510	731	548	697
Shares used to compute diluted earnings per share	23,964	24,179	23,993	24,119

Anti-dilutive shares excluded from the diluted earnings per share calculation	272	—	190	—
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2023 and June 30, 2024, the balance of accumulated other comprehensive loss was $34.2 million, net of tax of $0.1 million, and $47.1 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and six months ended June 30, 2023 and 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. Actual results could differ from those estimates.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2023 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$194,362	$207,571	$382,875	$417,302
Other(1)	8,317	9,042	16,699	18,547
Total U.S. Higher Education Segment	202,679	216,613	399,574	435,849
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	63,766	69,004	104,188	114,638
Other(1)	1,706	2,126	2,787	3,867
Total Australia/New Zealand Segment	65,472	71,130	106,975	118,505
Education Technology Services Segment(2)	19,529	24,523	37,737	48,162
Consolidated revenue	$287,680	$312,266	$544,286	$602,516
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $18.6 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the six months ended June 30,
	2023	2024
Balance at beginning of period	$46,842	$44,480
Revenue deferred	9,875	9,431
Benefit redeemed	(11,391)	(11,358)
Balance at end of period	$45,326	$42,553
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University and Strayer University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2023 and June 30, 2024, the Company had $11.8 million and $14.5 million, respectively, of contract liabilities in the unaudited condensed consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $5.2 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
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
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $6.1 million and $8.4 million of severance and other employee separation charges during the three and six months ended June 30, 2023, respectively, and $1.0 million and $1.3 million during the three and six months ended June 30, 2024, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company's severance and other employee separation costs restructuring liabilities during the six months ended June 30, 2023 and 2024 (in thousands):

Severance Restructuring Liability
Balance at December 31, 2022	$—
Restructuring and other charges	8,364
Payments	(6,023)
Balance at June 30, 2023	$2,341

Balance at December 31, 2023(1)	$795
Restructuring and other charges	1,270
Payments	(1,630)
Balance at June 30, 2024(1)	$435
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $1.5 million and $5.1 million of right-of-use lease asset charges during the three and six months ended June 30, 2023, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.3 million during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, the Company recorded a $2.1 million gain from the sale of property and equipment of an owned campus that was previously closed. The Company recorded a net benefit related to the early termination and related extinguishment of lease liabilities of approximately $6.2 million during the six months ended June 30, 2024. These right-of-use lease asset and fixed asset impairment charges, gains on the sale of property and equipment, and net benefits from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income.

5. Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of June 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$6,993	$—	$(15)	$6,978
Corporate debt securities	2,000	—	(30)	1,970
Total available-for sale securities	$8,993	$—	$(45)	$8,948

Held-to-maturity securities:
Term deposits	$17,180	$—	$—	$17,180
The following is a summary of available-for-sale securities as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$10,055	$2	$(144)	$9,913
Corporate debt securities	3,202	—	(79)	3,123
Total available-for sale securities	$13,257	$2	$(223)	$13,036

Held-to-maturity securities:
Term deposits	$27,175	$—	$—	$27,175
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2023 and June 30, 2024 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2024, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $4.9 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and six months ended June 30, 2023 and 2024. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023		June 30, 2024
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$12,553	$27,175	$8,948	$17,180
Due after one year through three years	483	—	—	—
Total	$13,036	$27,175	$8,948	$17,180
The following table summarizes the proceeds from the maturities and sales of marketable securities for the three and six months ended June 30, 2023 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Maturities of marketable securities	$3,000	$14,305	$4,960	$22,525
Sales of marketable securities	—	—	—	—
Total	$3,000	$14,305	$4,960	$22,525
The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2023 and June 30, 2024.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of June 30, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$148,074	$148,074	$—	$—
U.S. treasury bills	9,884	9,884	—	—
Available-for-sale securities:
Tax-exempt municipal securities	6,978	—	6,978	—
Corporate debt securities	1,970	—	1,970	—
Total assets at fair value on a recurring basis	$166,906	$157,958	$8,948	$—
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,231	$92,231	$—	$—
U.S. treasury bills	5,000	5,000	—	—
Available-for-sale securities:
Tax-exempt municipal securities	9,913	—	9,913	—
Corporate debt securities	3,123	—	3,123	—
Total assets at fair value on a recurring basis	$110,267	$97,231	$13,036	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills – Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills with original maturities of three months or less, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2023 and June 30, 2024 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2023 and 2024.

7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(10,926)	—	(10,926)
Adjustments to prior acquisitions	—	—	—	—
Balance as of June 30, 2024	$632,075	$508,887	$100,000	$1,240,962
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2024 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three and six months ended June 30, 2023 and 2024.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,002	$(200,002)	$—	$200,002	$(200,002)	$—
Not subject to amortization
Trade names	251,623	—	251,623	249,469	—	249,469
Total	$451,625	$(200,002)	$251,623	$449,471	$(200,002)	$249,469
The Company’s finite-lived intangible assets were comprised of student relationships, which were amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets were consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $5.4 million for the six months ended June 30, 2023. All finite-lived intangible assets were fully amortized by the end of 2023.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge, which is included in Restructuring costs on the unaudited condensed consolidated statements of income. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2023.

8. Other Current Assets
Other current assets consist of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Prepaid expenses	$20,028	$27,029
Restricted cash	12,944	13,481
Cloud computing arrangements	6,870	6,373
Other	4,916	6,107
Other current assets	$44,758	$52,990
9. Other Assets
Other assets consist of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Prepaid expenses, net of current portion	$16,679	$16,172
Equity method investments	16,068	13,963
Cloud computing arrangements, net of current portion	12,806	14,392
Tuition receivable, net, non-current	2,516	7,328
Other investments	2,806	2,786
Other	3,544	5,079
Other assets	$54,419	$59,720
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2023 and June 30, 2024, $16.2 million and $15.4 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.3 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2023 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Limited partnership investments, beginning of period	$14,874	$15,889	$13,879	$16,068
Capital contributions	34	62	152	96
Pro-rata share in the net income (loss) of limited partnerships	2,297	(1,988)	3,174	(2,201)
Distributions	—	—	—	—
Limited partnership investments, end of period	$17,205	$13,963	$17,205	$13,963
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Trade payables	$49,247	$54,624
Accrued compensation and benefits	34,988	29,347
Accrued student obligations and other	6,653	9,693
Accounts payable and accrued expenses	$90,888	$93,664
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
The Company was in compliance with all the terms of the Amended Credit Facility as of June 30, 2024.
As of December 31, 2023 and June 30, 2024, the Company had approximately $61.4 million and $61.3 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.4 million and $3.3 million was denominated in Australian dollars as of December 31, 2023 and June 30, 2024, respectively.
During the six months ended June 30, 2023 and 2024, the Company paid $4.2 million and $2.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Contract liabilities, net of current portion	$37,188	$36,979
Asset retirement obligations	5,225	4,855
Other	3,190	2,929
Other long-term liabilities	$45,603	$44,763
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2023 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Instructional and support costs	$1,665	$1,822	$3,531	$3,055
General and administration	3,732	4,682	7,498	8,642
Restructuring costs	96	69	96	205
Stock-based compensation expense included in operating expense	5,493	6,573	11,125	11,902
Tax benefit	1,455	1,742	2,934	3,167
Stock-based compensation expense, net of tax	$4,038	$4,831	$8,191	$8,735
During the six months ended June 30, 2023 and 2024, the Company recognized shortfall tax impacts of approximately $1.3 million and $1.2 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the six months ended June 30, 2023 and 2024, the Company recorded income tax expense of $6.8 million and $25.4 million, respectively. Income tax expense for the six months ended June 30, 2023 and 2024 include shortfall tax impacts of approximately $1.3 million and $1.2 million, respectively, related to share-based payment arrangements.
The Company had $0.9 million of unrecognized tax benefits as of December 31, 2023 and June 30, 2024. Interest and penalties,

including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $26.7 million and $25.9 million in income taxes during the six months ended June 30, 2023 and 2024, respectively.
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
The Education Technology Services segment develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
The Australia/New Zealand segment is comprised of Torrens University, Think Education, and Media Design School in Australia and New Zealand, which collectively offer certificate and degree programs in business, design, education, hospitality, healthcare, and technology through campuses in Australia, New Zealand, and online.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

A summary of financial information by reportable segment for the three and six months ended June 30, 2023 and 2024 is presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Revenues
U.S. Higher Education	$202,679	$216,613	$399,574	$435,849
Australia/New Zealand	65,472	71,130	106,975	118,505
Education Technology Services	19,529	24,523	37,737	48,162
Consolidated revenues	$287,680	$312,266	$544,286	$602,516
Income from operations
U.S. Higher Education	$6,741	$19,825	$16,330	$47,838
Australia/New Zealand	14,291	14,060	7,109	11,805
Education Technology Services	6,166	10,034	11,962	20,122
Amortization of intangible assets	(3,450)	—	(6,982)	—
Merger and integration costs	(580)	—	(1,005)	—
Restructuring costs	(6,351)	(1,995)	(11,946)	3,515
Consolidated income from operations	$16,817	$41,924	$15,468	$83,280
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. Except as described below, there have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2023.
On January 25, 2024, Capella University received notice that the Department received approximately 6,700 borrower defense to repayment applications with claims for forgiveness of loans taken out at the University and filed between June 23, 2022 and November 15, 2022. On February 1, 2024, Strayer University received notice that the Department received approximately 1,900 borrower defense to repayment applications with claims for forgiveness of loans taken out at the University and filed between June 23, 2022 and November 15, 2022. In the notices received, the Department indicated that: (1) the notification was occurring prior to any substantive review of the applications as well as their adjudication; (2) it would send the applications to Capella University and Strayer University in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a Borrower Defense to Repayment (“BDTR”) application and the Department seeks recoupment. In relation to the separate 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. Since the Department’s 2024 notices, Capella University has received approximately 6,750 applications, and Strayer University has received approximately 1,850 applications. Each university provided a response to the applications it received. At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25 and February 1, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations took effect July 1, 2024. The Department has indicated that it will release metrics beginning in the 2025 financial aid award year. Beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. On March 20, 2024, another lawsuit was filed against the Department in the United States District Court for the Northern District of Texas seeking a preliminary and permanent injunction enjoining the Department from enforcing the final rule on the grounds that the rule exceeds the Department’s statutory authority, and is arbitrary, capricious, an abuse of discretion, and otherwise is not in accordance with law, and the motion for preliminary injunction was denied on June 20, 2024. On July 2, 2024, the court consolidated the two Gainful Employment cases into one. Capella University and Strayer University are not parties to the lawsuits. The Company is unable to predict the ultimate outcome of litigation.
In a March 29, 2024 Electronic Announcement (GE-24-01), the Department released additional information and updates to help institutions prepare for complying with the Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) Regulations, including that the deadline for initial institutional data reporting has been extended from July 31, 2024 to October 1, 2024. The Department indicated that in early 2025, it plans to publish the FVT/GE metrics and notify institutions of failing GE programs, as well as provide additional information on the program eligibility effects of the metrics on failing GE programs.
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
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department petitioned the Fifth Circuit for panel rehearing, which the Fifth Circuit denied on June 12, 2024. The Department now has until at least September 10, 2024 to seek review by the Supreme Court of the United States. The Department has previously stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated. The Department will continue to adjudicate borrower defense applications using an earlier version of the regulations where required under the court settlement in the Sweet matter discussed in Note 21, Litigation, to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company is unable to predict the ultimate outcome of the litigation.
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 16, 2024, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals include that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA accepted written comments between April 15, 2024 and May 17, 2024. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 6, 2024, and October 25, 2024, respectively.

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
Negotiated Rulemaking
Beginning January 2024, the Department convened negotiated rulemaking committee meetings to consider new proposed regulations on distance education, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. Negotiated rulemaking committee meetings concluded in March 2024. Consensus was reached on TRIO programs but no other topics. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. On July 17, 2024, the Department released proposed rules on distance education, return of federal funds, and TRIO programs. The proposed rules related to distance education would, among other things, establish a “virtual location” as a distinct type of additional location for Title IV purposes and define “distance education course” to include courses that are offered exclusively through distance education, notwithstanding in-person non-instructional requirements (such as orientation, testing, academic support services, or residency experiences). The proposed rules also would require institutions to report each Title IV recipient’s enrollment in distance education or correspondence courses. The proposed rules would also require an institution to take attendance, for the purposes of the Title IV return calculation (“R2T4”), for each course offered entirely through distance education, except for doctoral dissertation research courses. The Department is accepting public comments through August 23, 2024.
On July 17, 2024, the Department of Education also announced that it intends to publish proposed regulations related to state authorization (including state authorization reciprocity agreements), cash management and accreditation by the end of the year, and that the Department intends to convene a negotiated rulemaking process to consider regulations related to third party servicers broadly. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Capella University or Strayer University.
Title IX
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The new rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the new rules, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alaska, Arkansas, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. On July 15, 2024, the scope of one of these orders was expanded to nearly 700 schools nationwide, irrespective of where those schools are located, including both Capella University and Strayer University. The new rules are otherwise effective on August 1, 2024.

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

Segments Overview
As of June 30, 2024, we had the following reportable segments:
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
•In the second quarter of 2024, USHE enrollment increased 8.4% to 87,077 compared to 80,353 for the same period in 2023.
•Trailing 4-quarter student persistence within USHE was 86.9% in the first quarter of 2024 compared to 87.4% for the same period in 2023. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024
87.3%	87.7%	87.4%	87.4%	87.3%	87.4%	87.0%	86.9%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 5.0% as of the end of the first quarter of 2024. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024
(6.4)%	(5.3)%	(6.2)%	(7.2)%	(7.4)%	(8.3)%	(7.4)%	(5.0)%
Education Technology Services Segment
•Our Education Technology Services segment develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Education Technology Services segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Education Technology Services segment continue to be attributed to the segment until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In the second quarter of 2024, employer affiliated enrollment as a percentage of USHE enrollment was 29.3% compared to 27.1% for the same period in 2023.
•Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
•In the second quarter of 2024, Australia/New Zealand enrollment increased 6.4% to 19,113 compared to 17,966 for the same period in 2023.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the six months ended June 30, 2024 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2024, we had deferred $42.6 million for estimated redemptions earned under the Graduation Fund, as compared to $44.5 million at December 31, 2023. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2024, our bad debt expense was 4.3% of revenue, compared to 4.4% for the same period in 2023. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2024 would have changed our income from operations by approximately $1.4 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2024 to indicate an impairment to goodwill. Accordingly, no impairment charges related to goodwill were recorded during the three and six month periods ended June 30, 2024. In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and six month periods ended June 30, 2024.
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
Results of Operations
In the second quarter of 2024, we generated $312.3 million in revenue compared to $287.7 million for the same period in 2023. Our income from operations was $41.9 million in the second quarter of 2024 compared to $16.8 million for the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets. Net income in the second quarter of 2024 was $29.9 million compared to $14.2 million for the same period in 2023, and diluted earnings per share was $1.24 in the second quarter of 2024 compared to $0.59 for the same period in 2023. For the six months ended June 30, 2024, we generated $602.5 million in revenue compared to $544.3 million for the same period in 2023. Our income from operations was $83.3 million for the six months ended June 30, 2024 compared to $15.5 million for the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. Net income was $59.6 million for the six months ended June 30, 2024 compared to $12.2 million for the same period in 2023, and diluted earnings per share was $2.47 for the six months ended June 30, 2024 compared to $0.51 for the same period in 2023.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenues. Consolidated revenue increased to $312.3 million in the second quarter of 2024 compared to $287.7 million in the second quarter of 2023, primarily due to enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. In the USHE segment for the three months ended June 30, 2024, total enrollment increased 8.4% to 87,077 from 80,353 for the same period in 2023. USHE segment revenue increased 6.9% to $216.6 million in the second quarter of 2024 compared to $202.7 million in the second quarter of 2023, primarily due to an increase in enrollment, partially offset by lower revenue per student. In the Australia/New Zealand segment for the three months ended June 30, 2024, total enrollment increased 6.4% to 19,113 from 17,966 for the same period in 2023. Australia/New Zealand segment revenue increased 8.6% to $71.1 million in the second quarter of 2024 compared to $65.5 million in the second quarter of 2023, primarily due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenue increased 25.6% to $24.5 million in the second quarter of 2024 compared to $19.5 million in the second quarter of 2023, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $163.2 million in the second quarter of 2024 compared to $161.5 million in the second quarter of 2023, principally due to increases in personnel-related costs, bad debt expense, facility costs, and technology-related expenses, partially offset by favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 52.3% in the second quarter of 2024 from 56.1% in the second quarter of 2023.
General and administration expenses. Consolidated general and administration expenses increased to $105.1 million in the second quarter of 2024 compared to $99.0 million in the second quarter of 2023, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, higher personnel-related costs, and higher stock-based compensation expense, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.7% in the second quarter of 2024 from 34.4% in the second quarter of 2023.
Amortization of intangible assets. There was no amortization of intangible assets in the second quarter of 2024 compared to $3.5 million in the second quarter of 2023, due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in the fourth quarter of 2023.
Merger and integration costs. There were no merger and integration costs in the second quarter of 2024 compared to $0.6 million in the second quarter of 2023. These costs primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $2.0 million in the second quarter of 2024 compared to $6.4 million in the second quarter of 2023, primarily due to a $5.0 million decrease in severance and other personnel-related expenses from employee terminations and a $1.0 million decrease in asset impairment charges, partially offset by a $1.6 million gain from the sale of property and equipment of an owned campus in the second quarter of 2023.
Income from operations. Consolidated income from operations increased to $41.9 million in the second quarter of 2024 compared to $16.8 million in the second quarter of 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets. USHE segment income from operations increased to $19.8 million in the second quarter of 2024 compared to $6.7 million in the second quarter of 2023, primarily driven by higher revenue due to an increase in enrollment, partially offset by higher bad debt expense and personnel costs. Australia/New Zealand segment income from operations decreased 1.6% to $14.1 million in the second quarter of 2024 compared to $14.3 million in the second quarter of 2023, primarily driven by higher personnel costs and increased investments in branding initiatives, partially offset by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads. Education Technology Services segment income from operations increased 62.7% to $10.0 million in the second quarter of 2024 compared to $6.2 million in the second quarter of 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment.
Other income (expense). Other income (expense) decreased to $0.1 million of expense in the second quarter of 2024 compared to $3.2 million of income in the second quarter of 2023, primarily due to a $4.3 million decrease in investment income from our limited partnership investments, partially offset by a $0.6 million increase in interest income and a $0.7 million decrease in interest expense. We incurred $1.3 million of interest expense in the three months ended June 30, 2024 compared to $2.0 million in the three months ended June 30, 2023.

Provision for income taxes. Income tax expense was $11.9 million in the second quarter of 2024, compared to $5.8 million in the second quarter of 2023. Our effective tax rate for the second quarter of 2024 was 28.5% compared to 28.8% in the second quarter of 2023.
Net income. Net income increased to $29.9 million in the second quarter of 2024 compared to $14.2 million in the second quarter of 2023 due to the factors discussed above.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues. Consolidated revenue increased to $602.5 million in the six months ended June 30, 2024 compared to $544.3 million in the same period in 2023, primarily due to enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. USHE segment revenue increased 9.1% to $435.8 million in the six months ended June 30, 2024 compared to $399.6 million in the same period in 2023, primarily due to an increase in enrollment. Australia/New Zealand segment revenue increased 10.8% to $118.5 million in the six months ended June 30, 2024 compared to $107.0 million in the same period in 2023, primarily due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenue increased 27.6% to $48.2 million in the six months ended June 30, 2024 compared to $37.7 million in the same period in 2023, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $320.9 million in the six months ended June 30, 2024 compared to $314.4 million in the same period in 2023, principally due to increases in personnel-related costs, bad debt expense, facility costs, and technology-related expenses, partially offset by lower depreciation expense and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 53.3% in the six months ended June 30, 2024 from 57.8% in the six months ended June 30, 2023.
General and administration expenses. Consolidated general and administration expenses increased to $201.8 million in the six months ended June 30, 2024 compared to $194.5 million in the same period in 2023, principally due to higher personnel-related costs, increased investments in branding initiatives and partnerships with brand ambassadors, and higher stock-based compensation expense, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.5% in the six months ended June 30, 2024 from 35.7% in the six months ended June 30, 2023.
Amortization of intangible assets. There was no amortization of intangible assets in the six months ended June 30, 2024 compared to $7.0 million in the same period in 2023, due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in the fourth quarter of 2023.
Merger and integration costs. There were no merger and integration costs in the six months ended June 30, 2024 compared to $1.0 million in the same period in 2023. These costs primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to a $3.5 million net benefit in the six months ended June 30, 2024 compared to $11.9 million of net costs in the same period in 2023, primarily due to a $6.8 million decrease in severance and other personnel-related expenses from employee terminations, a $6.1 million increase in gains related to the early termination of operating leases, and a $4.6 million decrease in asset impairment charges, partially offset by a $2.1 million gain from the sale of property and equipment of an owned campus in the second quarter of 2023.
Income from operations. Consolidated income from operations increased to $83.3 million in the six months ended June 30, 2024 compared to $15.5 million in the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. USHE segment income from operations increased to $47.8 million in the six months ended June 30, 2024 compared to $16.3 million in the same period in 2023, primarily driven by higher revenue due to an increase in enrollment, partially offset by higher bad debt expense and personnel costs. Australia/New Zealand segment income from operations increased 66.1% to $11.8 million in the six months ended June 30, 2024 compared to $7.1 million in the same period in 2023, primarily driven by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by increased investments in branding initiatives. Education Technology Services segment income from operations increased 68.2% to $20.1 million in the six months ended June 30, 2024 compared to $12.0 million in the same period in 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment.

Other income. Other income decreased to $1.7 million in the six months ended June 30, 2024 compared to $3.6 million in the same period in 2023, primarily due to a $4.8 million decrease in investment income from our limited partnership investments, partially offset by a $1.9 million increase in interest income and a $1.1 million decrease in interest expense. We incurred $2.7 million of interest expense in the six months ended June 30, 2024 compared to $3.8 million in the same period in 2023.
Provision for income taxes. Income tax expense was $25.4 million in the six months ended June 30, 2024 compared to $6.8 million in the same period in 2023. Income tax expense for the six months ended June 30, 2024 and 2023 include shortfall tax impacts of approximately $1.2 million and $1.3 million, respectively, related to share-based payment arrangements.
Net income. Net income increased to $59.6 million in the six months ended June 30, 2024 compared to $12.2 million in the same period in 2023 due to the factors discussed above.
Non-GAAP Financial Measures
We use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with GAAP. These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
•amortization and depreciation expense related to intangible assets and software assets acquired through our acquisition of Torrens University and associated assets in Australia and New Zealand;
•integration expenses associated with our merger with Capella Education Company and our acquisition of Torrens University and associated assets in Australia and New Zealand;
•severance costs, asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with our restructuring activities;
•income/loss from partnership and other investments that are not part of our core operations; and
•discrete tax adjustments related to stock-based compensation and other adjustments.
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and six months ended June 30, 2024 are also presented on a constant currency basis.
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
Adjusted income from operations was $43.9 million in the second quarter of 2024 compared to $27.2 million for the same period in 2023. Adjusted net income was $32.3 million in the second quarter of 2024 compared to $19.7 million for the same period in 2023, and adjusted diluted earnings per share was $1.33 in the second quarter of 2024 compared to $0.82 for the same period in 2023. Adjusted income from operations was $79.8 million for the six months ended June 30, 2024 compared to $35.4 million for the same period in 2023. Adjusted net income was $58.9 million for the six months ended June 30, 2024 compared to $25.5 million for the same period in 2023, and adjusted diluted earnings per share was $2.44 for the six months ended June 30, 2024 compared to $1.06 for the same period in 2023.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2024

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$312,266	$—	$—	$—	$—	$—	$312,266
Total costs and expenses	$270,342	$—	$—	$(1,995)	$—	$—	$268,347
Income from operations	$41,924	$—	$—	$1,995	$—	$—	$43,919
Operating margin	13.4%						14.1%
Income before income taxes	$41,801	$—	$—	$1,995	$1,965	$—	$45,761
Net income	$29,898	$—	$—	$1,995	$1,965	$(1,597)	$32,261

Diluted earnings per share	$1.24						$1.33
Weighted average diluted shares outstanding	24,179						24,179
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$287,680	$—	$—	$—	$—	$—	$287,680
Total costs and expenses	$270,863	$(3,450)	$(580)	$(6,351)	$—	$—	$260,482
Income from operations	$16,817	$3,450	$580	$6,351	$—	$—	$27,198
Operating margin	5.8%						9.5%
Income before income taxes	$19,988	$3,450	$580	$6,351	$(2,286)	$—	$28,083
Net income	$14,231	$3,450	$580	$6,351	$(2,286)	$(2,668)	$19,658

Diluted earnings per share	$0.59						$0.82
Weighted average diluted shares outstanding	23,964						23,964
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2024

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$602,516	$—	$—	$—	$—	$—	$602,516
Total costs and expenses	$519,236	$—	$—	$3,515	$—	$—	$522,751
Income from operations	$83,280	$—	$—	$(3,515)	$—	$—	$79,765
Operating margin	13.8%						13.2%
Income before income taxes	$84,951	$—	$—	$(3,515)	$2,177	$—	$83,613
Net income	$59,600	$—	$—	$(3,515)	$2,177	$685	$58,947

Diluted earnings per share	$2.47						$2.44
Weighted average diluted shares outstanding	24,119						24,119

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$544,286	$—	$—	$—	$—	$—	$544,286
Total costs and expenses	$528,818	$(6,982)	$(1,005)	$(11,946)	$—	$—	$508,885
Income from operations	$15,468	$6,982	$1,005	$11,946	$—	$—	$35,401
Operating margin	2.8%						6.5%
Income before income taxes	$19,037	$6,982	$1,005	$11,946	$(2,611)	$—	$36,359
Net income	$12,203	$6,982	$1,005	$11,946	$(2,611)	$(4,074)	$25,451

Diluted earnings per share	$0.51						$1.06
Weighted average diluted shares outstanding	23,993						23,993
_________________________________________________________________________________________
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
(3)Reflects severance costs, asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(4)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing adjusted effective tax rates of 29.5% and 30.0% for the three and six months ended June 30, 2024 and 2023, respectively.
The table below presents our adjusted results of operations on a constant currency basis for the three and six months ended June 30, 2024 (amounts in thousands, except per share data):

	For the three months ended June 30, 2024			For the six months ended June 30, 2024
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$312,266	$1,092	$313,358	$602,516	$3,166	$605,682
Total costs and expenses	$268,347	$782	$269,129	$522,751	$2,757	$525,508
Income from operations	$43,919	$310	$44,229	$79,765	$409	$80,174
Operating margin	14.1%		14.1%	13.2%		13.2%
Income before income taxes	$45,761	$316	$46,077	$83,613	$439	$84,052
Net income	$32,261	$223	$32,484	$58,947	$309	$59,256

Diluted earnings per share	$1.33		$1.34	$2.44		$2.46
Weighted average diluted shares outstanding	24,179		24,179	24,119		24,119
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three and six months ended June 30, 2024 at a constant exchange rate of 0.67 and 0.68 Australian Dollars to U.S. Dollars, respectively, which were the average exchange rates for the same period in 2023.
Liquidity and Capital Resources
At June 30, 2024, we had cash, cash equivalents, and marketable securities of $256.2 million compared to $208.7 million at December 31, 2023 and $215.1 million at June 30, 2023. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at June 30, 2024 and 2023. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include tax-exempt municipal securities, corporate debt securities, and term deposits. During the six months ended June 30, 2024 and 2023, we earned interest income of $6.5 million and $4.6 million, respectively.

We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2024. As of June 30, 2024 and 2023, we had $61.3 million and $101.3 million, respectively, outstanding under our Revolving Credit Facility. During the six months ended June 30, 2024 and 2023, we paid $2.4 million and $4.2 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the six months ended June 30, 2024 increased to $101.9 million, compared to $40.7 million for the same period in 2023. The increase in net cash from operating activities was primarily driven by higher earnings and favorable working capital.
Our net cash used in investing activities for the six months ended June 30, 2024 decreased to $6.2 million, compared to $23.8 million for the same period in 2023. The decrease in net cash used in investing activities was primarily driven by a $17.1 million increase in cash proceeds from marketable securities and other investments and an $8.3 million decrease in purchases of marketable securities, partially offset by $5.9 million of cash proceeds related to the sale of property and equipment in 2023 and higher capital expenditures for the six months ended June 30, 2024. Capital expenditures increased to $19.9 million for the six months ended June 30, 2024, compared to $17.8 million for the same period in 2023, primarily due to the timing of capital projects.
Our net cash used in financing activities for the six months ended June 30, 2024 decreased to $33.0 million, compared to $44.4 million for the same period in 2023. The decrease in net cash used in financing activities was driven by a $10.0 million decrease in share repurchases and a $1.5 million decrease in net payments for employee stock awards.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in each of the first two quarters of 2024. During the six months ended June 30, 2024, we paid a total of $29.5 million in cash dividends on our common stock, compared to $29.5 million for the same period in 2023. During the six months ended June 30, 2024, we did not repurchase any shares of common stock in the open market under our repurchase program. As of June 30, 2024, we had $240.0 million of share repurchase authorization remaining to use through December 31, 2024.
For the second quarter of 2024 and 2023, bad debt expense as a percentage of revenue was 4.3% and 4.4%, respectively.
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
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of

June 30, 2024, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At June 30, 2024, we had $61.3 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 19.7% of our consolidated revenues for the six months ended June 30, 2024. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the six months ended June 30, 2024, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $11.9 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the six months ended June 30, 2024 was a decrease of $0.5 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2024, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, other than as set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
Under a requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” a proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from federal funds for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2023, Capella University derived approximately 66.79% of its cash-basis revenues from federal funds. For fiscal year 2023, using the formula specified in the Higher Education Act, Strayer University derived approximately 89.48% of its cash-basis revenues from federal funds. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the 90/10 Rule to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. The Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. In addition, the preamble to the final rule and subsequent sub-regulatory guidance prohibit the inclusion of non-Title IV eligible programs offered in part or in full through distance education in the 10% calculation. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule apply to institutional fiscal years beginning on or after January 1, 2023. From time to time, legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. On May 31, 2023, the Department of Education, acting on the recommendation of NACIQI renewed its recognition of the Higher Learning Commission for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of Middle States for one year, requiring a compliance report regarding one item of noncompliance. In an April 24, 2024 Federal Register notice, the Department requested written comments from the public by May 20, 2024 on Middle States and other accrediting agencies up for review at the summer 2025 NACIQI meeting. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.
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
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment, and on October 4, 2022 the Department of Education’s Office for Civil Rights released a resource document for students and institutions addressing pregnancy and related conditions. On April 19, 2024, the Department of Education released a new final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The new rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the new rules, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alaska, Arkansas, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. On July 15, 2024, the scope of one of these orders was expanded to nearly 700 schools nationwide, irrespective of where those schools are located, including both Capella University and Strayer University. The new rules are otherwise effective on August 1, 2024.
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
On January 16, 2024, NC-SARA initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals include that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA accepted written comments between April 15, 2024 and May 17, 2024. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 6, 2024, and October 25, 2024, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, could have a material adverse effect on Capella University, Strayer University, and the Company. For example, if excluded from the ability to participate in the agreements, Capella University and Strayer University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, the Company did not repurchase any shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $240.0 million as of June 30, 2024, and is available for use through December 31, 2024.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable

Item 5.   Other Information
Director and Officer Trading Arrangements
On June 7, 2024, Lizette Herraiz, the Company’s General Counsel, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Herraiz’s Rule 10b5-1 Trading Plan, which terminates on March 24, 2025, provides for the sale of up to 3,635 shares of common stock pursuant to the terms of the plan.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2024.
Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
10.1
Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated June 21, 2024, by and among Strategic Education, Inc., certain subsidiaries of Strategic Education, Inc. party thereto as subsidiary guarantors, and Truist Bank, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Schema Document
101	CAL Inline XBRL Calculation Linkbase Document
101	DEF Inline XBRL Definition Linkbase Document
101	LAB Inline XBRL Label Linkbase Document
101	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: July 31, 2024