Form 10-Q
period 2024-09-30
Strategic Education, Inc.
filed 2024-11-07
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 18, 2024, there were outstanding 24,569,439 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$168,481	$195,889
Marketable securities	39,728	26,182
Tuition receivable, net	76,102	105,795
Other current assets	44,758	55,648
Total current assets	329,069	383,514
Property and equipment, net	118,529	116,205
Right-of-use lease assets	119,202	116,700
Marketable securities, non-current	483	—
Intangible assets, net	251,623	251,952
Goodwill	1,251,888	1,260,599
Other assets	54,419	58,554
Total assets	$2,125,213	$2,187,524

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,888	$107,211
Income taxes payable	2,200	1,658
Contract liabilities	92,341	154,144
Lease liabilities	24,190	22,827
Total current liabilities	209,619	285,840
Long-term debt	61,400	—
Deferred income tax liabilities	28,338	26,183
Lease liabilities, non-current	127,735	116,090
Other long-term liabilities	45,603	42,615
Total liabilities	472,695	470,728
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,406,816 and 24,569,439 shares issued and outstanding at December 31, 2023 and September 30, 2024, respectively	244	246
Additional paid-in capital	1,517,650	1,529,594
Accumulated other comprehensive loss	(34,247)	(23,238)
Retained earnings	168,871	210,194
Total stockholders’ equity	1,652,518	1,716,796
Total liabilities and stockholders’ equity	$2,125,213	$2,187,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Revenues	$285,936	$305,958	$830,222	$908,474
Costs and expenses:
Instructional and support costs	155,735	162,668	470,152	483,612
General and administration	97,598	106,206	292,066	308,013
Amortization of intangible assets	3,382	—	10,364	—
Merger and integration costs	330	—	1,335	—
Restructuring costs	3,262	758	15,208	(2,757)
Total costs and expenses	260,307	269,632	789,125	788,868
Income from operations	25,629	36,326	41,097	119,606
Other income	842	2,264	4,411	3,935
Income before income taxes	26,471	38,590	45,508	123,541
Provision for income taxes	8,012	10,842	14,846	36,193
Net income	$18,459	$27,748	$30,662	$87,348
Earnings per share:
Basic	$0.79	$1.18	$1.31	$3.73
Diluted	$0.77	$1.15	$1.28	$3.62
Weighted average shares outstanding:
Basic	23,365	23,422	23,415	23,418
Diluted	23,870	24,173	23,952	24,137
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Net income	$18,459	$27,748	$30,662	$87,348
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,891)	23,828	(28,053)	10,770
Unrealized gains on marketable securities, net of tax	97	25	243	239
Comprehensive income	$6,665	$51,601	$2,852	$98,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2023	24,465,671	$245	$1,509,077	$140,368	$(51,084)	$1,598,606
Stock-based compensation	—	—	3,905	172	—	4,077
Exercise of stock options	1,382	—	71	—	—	71
Issuance of restricted stock, net	(47,961)	(1)	(30)	—	—	(31)
Common stock dividends ($0.60 per share)	—	—	—	(14,634)	—	(14,634)
Foreign currency translation adjustment	—	—	—	—	(11,891)	(11,891)
Unrealized gains on marketable securities, net of tax	—	—	—	—	97	97
Net income	—	—	—	18,459	—	18,459
Balance at September 30, 2023	24,419,092	$244	$1,513,023	$144,365	$(62,878)	$1,594,754

	For the three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2024	24,622,994	$246	$1,526,037	$198,908	$(47,091)	$1,678,100
Stock-based compensation	—	—	6,887	—	—	6,887
Repurchase of common stock	(53,555)	—	(3,330)	(1,670)	—	(5,000)
Common stock dividends ($0.60 per share)	—	—	—	(14,792)	—	(14,792)
Foreign currency translation adjustment	—	—	—	—	23,828	23,828
Unrealized gains on marketable securities, net of tax	—	—	—	—	25	25
Net income	—	—	—	27,748	—	27,748
Balance at September 30, 2024	24,569,439	$246	$1,529,594	$210,194	$(23,238)	$1,716,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	15,030	172	—	15,202
Exercise of stock options	2,704	—	126	—	—	126
Issuance of restricted stock, net	142,570	1	(5,051)	—	—	(5,050)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($1.80 per share)	—	—	—	(44,153)	—	(44,153)
Foreign currency translation adjustment	—	—	—	—	(28,053)	(28,053)
Unrealized gains on marketable securities, net of tax	—	—	—	—	243	243
Net income	—	—	—	30,662	—	30,662
Balance at September 30, 2023	24,419,092	$244	$1,513,023	$144,365	$(62,878)	$1,594,754

	For the nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	18,789	—	—	18,789
Exercise of stock options	4,864	—	318	—	—	318
Issuance of restricted stock, net	211,314	2	(3,833)	—	—	(3,831)
Repurchase of common stock	(53,555)	—	(3,330)	(1,670)	—	(5,000)
Common stock dividends ($1.80 per share)	—	—	—	(44,355)	—	(44,355)
Foreign currency translation adjustment	—	—	—	—	10,770	10,770
Unrealized gains on marketable securities, net of tax	—	—	—	—	239	239
Net income	—	—	—	87,348	—	87,348
Balance at September 30, 2024	24,569,439	$246	$1,529,594	$210,194	$(23,238)	$1,716,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2023	2024
Cash flows from operating activities:
Net income	$30,662	$87,348
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	(2,136)	—
Gain on early termination of operating leases	(98)	(6,166)
Amortization of deferred financing costs	416	421
Amortization of investment discount/premium	(40)	(47)
Depreciation and amortization	44,881	33,033
Deferred income taxes	(5,947)	(2,272)
Stock-based compensation	15,202	18,789
Impairment of right-of-use lease assets	5,135	—
Changes in assets and liabilities:
Tuition receivable, net	(35,113)	(27,849)
Other assets	(12,456)	(15,877)
Accounts payable and accrued expenses	11,119	12,878
Income taxes payable and income taxes receivable	(14,669)	(646)
Contract liabilities	52,836	57,576
Other liabilities	(2,619)	(3,762)
Net cash provided by operating activities	87,173	153,426

Cash flows from investing activities:
Purchases of property and equipment	(27,318)	(29,346)
Purchases of marketable securities	(16,904)	(14,720)
Proceeds from marketable securities	8,175	29,525
Proceeds from sale of property and equipment	5,890	—
Proceeds from other investments	457	20
Other investments	(314)	(490)
Cash paid for acquisition, net of cash acquired	(448)	(163)
Net cash used in investing activities	(30,462)	(15,174)

Cash flows from financing activities:
Common dividends paid	(44,139)	(44,262)
Payments on long-term debt	(40,000)	(61,275)
Net payments for stock awards	(4,925)	(3,514)
Repurchase of common stock	(9,999)	(5,000)
Net cash used in financing activities	(99,063)	(114,051)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,657)	1,495
Net increase (decrease) in cash, cash equivalents, and restricted cash	(46,009)	25,696
Cash, cash equivalents, and restricted cash — beginning of period	227,454	181,925
Cash, cash equivalents, and restricted cash — end of period	$181,445	$207,621
Non-cash transactions:
Non-cash additions to property and equipment	$2,110	$2,834
Right-of-use lease assets obtained in exchange for operating lease liabilities	$8,329	$10,205
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
All information as of, and for the three and nine months ended, September 30, 2023 and 2024 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million of these unpaid obligations as of December 31, 2023 and September 30, 2024. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2023 and September 30, 2024, the Company had approximately $11.1 million and $9.4 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2023 and 2024 (in thousands):

	As of September 30,
	2023	2024
Cash and cash equivalents	$167,707	$195,889
Restricted cash included in other current assets	13,238	11,232
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$181,445	$207,621
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Tuition receivable	$123,357	$156,068
Allowance for credit losses	(47,255)	(50,273)
Tuition receivable, net	$76,102	$105,795
An additional $2.5 million and $7.2 million of tuition receivable, net, are included in other assets as of December 31, 2023 and September 30, 2024, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three and nine months ended September 30, 2023 and 2024 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Allowance for credit losses, beginning of period	$46,284	$46,787	$47,586	$47,605
Additions charged to expense	14,880	13,793	37,138	39,418
Write-offs, net of recoveries	(12,469)	(15,044)	(36,029)	(41,487)
Allowance for credit losses, end of period	$48,695	$45,536	$48,695	$45,536
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,406,816 and 24,569,439 shares were issued and outstanding as of December 31, 2023 and September 30, 2024, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2024, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 16, 2024.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Weighted average shares outstanding used to compute basic earnings per share	23,365	23,422	23,415	23,418
Incremental shares issuable upon the assumed exercise of stock options	3	5	4	5
Unvested restricted stock and restricted stock units	502	746	533	714
Shares used to compute diluted earnings per share	23,870	24,173	23,952	24,137

Anti-dilutive shares excluded from the diluted earnings per share calculation	276	—	219	—
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2023 and September 30, 2024, the balance of accumulated other comprehensive loss was $34.2 million, net of tax of $0.1 million, and $23.2 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and nine months ended September 30, 2023 and 2024.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$192,850	$198,873	$575,725	$616,175
Other(1)	8,978	8,836	25,677	27,383
Total U.S. Higher Education Segment	201,828	207,709	601,402	643,558
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	61,667	69,973	165,855	184,611
Other(1)	1,597	1,975	4,384	5,842
Total Australia/New Zealand Segment	63,264	71,948	170,239	190,453
Education Technology Services Segment(2)	20,844	26,301	58,581	74,463
Consolidated revenue	$285,936	$305,958	$830,222	$908,474
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
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the nine months ended September 30,
	2023	2024
Balance at beginning of period	$46,842	$44,480
Revenue deferred	14,543	16,358
Benefit redeemed	(16,931)	(17,054)
Balance at end of period	$44,454	$43,784
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University and Strayer University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2023 and September 30, 2024, the Company had $11.8 million and $14.7 million, respectively, of contract liabilities in the unaudited condensed consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $6.7 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
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
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $2.9 million and $11.3 million of severance and other employee separation charges during the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the nine months ended September 30, 2023 and 2024 (in thousands):

Severance Restructuring Liability
Balance at December 31, 2022	$—
Restructuring and other charges	11,256
Payments	(8,731)
Balance at September 30, 2023	$2,525

Balance at December 31, 2023(1)	$795
Restructuring and other charges	1,896
Payments	(2,593)
Balance at September 30, 2024(1)	$98
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $5.1 million of right-of-use lease asset charges during the nine months ended September 30, 2023 related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recorded a $2.1 million gain from the sale of property and equipment of an owned campus that was previously closed. The Company recorded a net benefit related to the early termination and related extinguishment of lease liabilities of approximately $6.2 million during the nine months ended September 30, 2024. These right-of-use lease asset and fixed asset impairment charges, gains on the sale of property and equipment, and net benefits from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income.

5. Marketable Securities
The following is a summary of available-for-sale and held-to-maturity securities as of September 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Corporate debt securities	$2,000	$—	$(10)	$1,990

Held-to-maturity securities:
Term deposits	$24,192	$—	$—	$24,192
The following is a summary of available-for-sale securities as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale securities:
Tax-exempt municipal securities	$10,055	$2	$(144)	$9,913
Corporate debt securities	3,202	—	(79)	3,123
Total available-for sale securities	$13,257	$2	$(223)	$13,036

Held-to-maturity securities:
Term deposits	$27,175	$—	$—	$27,175
The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2023 and September 30, 2024 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2024, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $2.0 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and nine months ended September 30, 2023 and 2024. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023		September 30, 2024
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$12,553	$27,175	$1,990	$24,192
Due after one year through three years	483	—	—	—
Total	$13,036	$27,175	$1,990	$24,192
The following table summarizes the proceeds from the maturities and sales of marketable securities for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Maturities of marketable securities	$3,215	$7,000	$8,175	$29,525
Sales of marketable securities	—	—	—	—
Total	$3,215	$7,000	$8,175	$29,525
The Company did not record any gross realized gains or losses in net income during the three and nine months ended September 30, 2023 and September 30, 2024.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of September 30, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$102,754	$102,754	$—	$—
U.S. treasury bills	29,860	29,860	—	—
Available-for-sale securities:
Corporate debt securities	1,990	—	1,990	—
Total assets at fair value on a recurring basis	$134,604	$132,614	$1,990	$—
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,231	$92,231	$—	$—
U.S. treasury bills	5,000	5,000	—	—
Available-for-sale securities:
Tax-exempt municipal securities	9,913	—	9,913	—
Corporate debt securities	3,123	—	3,123	—
Total assets at fair value on a recurring basis	$110,267	$97,231	$13,036	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills – Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills with original maturities of three months or less, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s cash and cash equivalents and held-to-maturity securities held at December 31, 2023 and September 30, 2024 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Available-for-sale securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2023 and 2024.

7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	8,711	—	8,711
Adjustments to prior acquisitions	—	—	—	—
Balance as of September 30, 2024	$632,075	$528,524	$100,000	$1,260,599
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2024 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three and nine months ended September 30, 2023 and 2024.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$200,002	$(200,002)	$—	$200,002	$(200,002)	$—
Not subject to amortization
Trade names	251,623	—	251,623	251,952	—	251,952
Total	$451,625	$(200,002)	$251,623	$451,954	$(200,002)	$251,952
The Company’s finite-lived intangible assets were comprised of student relationships, which were amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets were consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $8.0 million for the nine months ended September 30, 2023. All finite-lived intangible assets were fully amortized by the end of 2023.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge, which is included in Restructuring costs on the unaudited condensed consolidated statements of income. There were no other impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2023 and 2024.

8. Other Current Assets
Other current assets consist of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Prepaid expenses	$20,028	$26,530
Restricted cash	12,944	11,232
Cloud computing arrangements	6,870	11,381
Other	4,916	6,505
Other current assets	$44,758	$55,648
9. Other Assets
Other assets consist of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Prepaid expenses, net of current portion	$16,679	$15,634
Equity method investments	16,068	13,595
Cloud computing arrangements, net of current portion	12,806	14,111
Tuition receivable, net, non-current	2,516	7,217
Other investments	2,806	2,786
Other	3,544	5,211
Other assets	$54,419	$58,554
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2023 and September 30, 2024, $16.2 million and $15.0 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.2 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Limited partnership investments, beginning of period	$17,205	$13,963	$13,879	$16,068
Capital contributions	162	394	314	490
Pro-rata share in the net income (loss) of limited partnerships	(114)	(290)	3,060	(2,491)
Distributions	(1,078)	(472)	(1,078)	(472)
Limited partnership investments, end of period	$16,175	$13,595	$16,175	$13,595
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Trade payables	$49,247	$56,642
Accrued compensation and benefits	34,988	41,504
Accrued student obligations and other	6,653	9,065
Accounts payable and accrued expenses	$90,888	$107,211
11.    Long-Term Debt
On November 3, 2020, the Company entered into an amended credit facility (“Amended Credit Facility”), which, prior to the Amendment (as defined below) in October 2024, provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Prior to the Amendment, the maturity date of the Amended Credit Facility was November 3, 2025. The Company paid approximately $1.9 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.
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
The Company was in compliance with all the terms of the Amended Credit Facility as of September 30, 2024.
As of December 31, 2023, the Company had approximately $61.4 million outstanding under the Revolving Credit Facility, of which approximately $3.4 million was denominated in Australian dollars. In July 2024, the Company repaid the remaining $61.3 million outstanding balance under the Revolving Credit Facility. The Company had no borrowings outstanding under the Revolving Credit Facility as of September 30, 2024.
During the nine months ended September 30, 2023 and 2024, the Company paid $5.4 million and $3.1 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.

Debt Amendment
On October 18, 2024, the Company entered into a Sixth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents (the “Amendment”) with certain of its subsidiaries party thereto as subsidiary guarantors, Truist Bank, as administrative agent, and the other lenders party thereto. The Amendment, among other things, (i) extends the maturity date of the Revolving Credit Facility from November 3, 2025 to October 18, 2029 and (ii) reduces the total commitments under the Revolving Credit Facility from $350 million to $250 million.
Except as amended by the Amendment, the remaining terms of the Amended Credit Facility remain in full force and effect.
The foregoing descriptions of the Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Amendment which is filed as Exhibit 10.1 to this Quarterly Report and incorporated by reference herein.
The Amendment had no impact on the unaudited condensed consolidated financial statements included in this report.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Contract liabilities, net of current portion	$37,188	$35,532
Asset retirement obligations	5,225	4,065
Other	3,190	3,018
Other long-term liabilities	$45,603	$42,615
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

13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Instructional and support costs	$597	$2,005	$4,128	$5,060
General and administration	3,210	4,813	10,708	13,455
Restructuring costs	270	69	366	274
Stock-based compensation expense included in operating expense	4,077	6,887	15,202	18,789
Tax benefit	1,054	1,835	3,988	5,002
Stock-based compensation expense, net of tax	$3,023	$5,052	$11,214	$13,787
During the nine months ended September 30, 2023 and 2024, the Company recognized shortfall tax impacts of approximately $1.4 million and $1.2 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the nine months ended September 30, 2023 and 2024, the Company recorded income tax expense of $14.8 million and $36.2 million, respectively. Income tax expense for the nine months ended September 30, 2023 and 2024 include shortfall tax impacts of approximately $1.4 million and $1.2 million, respectively, related to share-based payment arrangements.
The Company had $0.9 million of unrecognized tax benefits as of December 31, 2023 and September 30, 2024. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $35.6 million and $39.5 million in income taxes during the nine months ended September 30, 2023 and 2024, respectively.
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
A summary of financial information by reportable segment for the three and nine months ended September 30, 2023 and 2024 is presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Revenues
U.S. Higher Education	$201,828	$207,709	$601,402	$643,558
Australia/New Zealand	63,264	71,948	170,239	190,453
Education Technology Services	20,844	26,301	58,581	74,463
Consolidated revenues	$285,936	$305,958	$830,222	$908,474
Income from operations
U.S. Higher Education	$10,412	$11,446	$26,742	$59,284
Australia/New Zealand	13,875	14,846	20,984	26,651
Education Technology Services	8,316	10,792	20,278	30,914
Amortization of intangible assets	(3,382)	—	(10,364)	—
Merger and integration costs	(330)	—	(1,335)	—
Restructuring costs	(3,262)	(758)	(15,208)	2,757
Consolidated income from operations	$25,629	$36,326	$41,097	$119,606
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. Except as described below, there have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2023.
On January 25, 2024, Capella University received notice that the Department received approximately 6,700 borrower defense to repayment applications with claims for forgiveness of loans taken out at the university and filed between June 23, 2022 and November 15, 2022. On February 1, 2024, Strayer University received notice that the Department received approximately 1,900 borrower defense to repayment applications with claims for forgiveness of loans taken out at the university and filed between June 23, 2022 and November 15, 2022. In the notices received, the Department indicated that: (1) the notification was occurring prior to any substantive review of the applications as well as their adjudication; (2) it would send the applications to Capella University and Strayer University in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a Borrower Defense to Repayment (“BDTR”) application and the Department seeks recoupment. In relation to the separate 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. Since the Department’s 2024 notices, Capella University has received approximately 6,770 applications, and Strayer University has received approximately 1,870 applications. Each university has provided or will provide a response to the applications it received within the time allowed by the Department. At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25, 2024 and February 1, 2024, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.

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
In a March 29, 2024 Electronic Announcement (GE-24-01), the Department released additional information and updates to help institutions prepare for complying with the Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) Regulations, including that the deadline for initial institutional data reporting has been extended from July 31, 2024 to October 1, 2024. The Department indicated that in early 2025, it plans to publish the FVT/GE metrics and notify institutions of failing GE programs, as well as provide additional information on the program eligibility effects of the metrics on failing GE programs. In a September 13, 2024 Electronic Announcement (GE-24-08), the Department announced the deadline for initial institutional data reporting has been further extended from October 1, 2024 to January 15, 2025.
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
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department petitioned the Fifth Circuit for panel rehearing, which the Fifth Circuit denied on June 12, 2024. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. The Respondent’s (i.e., Career Colleges and Schools of Texas) response to the Department’s petition is due December 12, 2024. The Department has previously stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated. The Department will continue to adjudicate borrower defense applications using an earlier version of the regulations where required under the court settlement in the Sweet matter discussed in Note 21, Litigation, to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company is unable to predict the ultimate outcome of the litigation.
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 16, 2024, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals include that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA accepted written comments between April 15, 2024 and May 17, 2024. On September 10, 2024, NC-SARA announced that the four regional compacts/regional steering committees approved 10 policy change proposals, which include proposed changes related to when an institution may be placed on provisional status and when a state must deny or may exercise its discretion to deny an institution’s participation in SARA. The NC-SARA board of directors approved the proposals on October 23-25, 2024, concluding the 2024 policy modification process. The adoption of certain proposals, including those described above to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
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
Negotiated Rulemaking
Beginning January 2024, the Department convened negotiated rulemaking committee meetings to consider new proposed regulations on distance education, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. Negotiated rulemaking committee meetings concluded in March 2024. Consensus was reached on TRIO programs but no other topics. In the absence of consensus, the Department of Education has discretion to propose a rule for public comment. On July 17, 2024, the Department released proposed rules on distance education, return of federal funds, and TRIO programs. The proposed rules related to distance education would, among other things, establish a “virtual location” as a distinct type of additional location for Title IV purposes and define “distance education course” to include courses that are offered exclusively through distance education, notwithstanding in-person non-instructional requirements (such as orientation, testing, academic support services, or residency experiences). The proposed rules also would require institutions to report each Title IV recipient’s enrollment in distance education or correspondence courses. The proposed rules would also require an institution to take attendance, for the purposes of the Title IV return calculation (“R2T4”), for each course offered entirely through distance education, except for doctoral dissertation research courses. The Department accepted public comments through August 23, 2024.
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
Title IX
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The new rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the new rules, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the new rules otherwise became effective on August 1, 2024.

Australia Regulation
On May 16, 2024, the Education Services for Overseas Students Amendment (Quality and Integrity) Bill 2024, which would amend the Education Services for Overseas Students Act 2000, was introduced into the House of Representatives of the Australian Parliament. On August 15, 2024, the Bill was introduced into the Senate of the Australian Parliament. The Bill contains several measures that would authorize the Minister for Education to regulate the provision of education to overseas students, including, among other things, by limiting the enrollments of overseas students. These limits would apply to Torrens University and to Think Education. The Company is unable to predict the final specific limits or their effect at this time.

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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to borrower defense to repayment applications, gainful employment, 90/10, increased focus by the U.S. Congress on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Segments Overview
As of September 30, 2024, we had the following reportable segments:
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
•In the third quarter of 2024, USHE enrollment increased 4.8% to 86,533 compared to 82,548 for the same period in 2023.
•Trailing 4-quarter student persistence within USHE was 87.0% in the second quarter of 2024 compared to 87.3% for the same period in 2023. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024
87.7%	87.4%	87.4%	87.3%	87.4%	87.0%	86.9%	87.0%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 3.8% as of the end of the second quarter of 2024. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024
(5.3)%	(6.2)%	(7.2)%	(7.4)%	(8.3)%	(7.4)%	(5.0)%	(3.8)%
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
•In the third quarter of 2024, employer affiliated enrollment as a percentage of USHE enrollment was 29.8% compared to 27.8% for the same period in 2023.
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
•In the third quarter of 2024, Australia/New Zealand enrollment increased 5.1% to 19,205 compared to 18,279 for the same period in 2023.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the nine months ended September 30, 2024 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2024, we had deferred $43.8 million for estimated redemptions earned under the Graduation Fund, as compared to $44.5 million at December 31, 2023. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2024, our bad debt expense was 4.5% of revenue, compared to 5.2% for the same period in 2023. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2024 would have changed our income from operations by approximately $1.6 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and nine months ended September 30, 2024 to indicate an impairment to goodwill. Accordingly, no impairment charges related to goodwill were recorded during the three and nine month periods ended September 30, 2024. In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge. There were no other impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2024.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2024.
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
Results of Operations
In the third quarter of 2024, we generated $306.0 million in revenue compared to $285.9 million for the same period in 2023. Our income from operations was $36.3 million in the third quarter of 2024 compared to $25.6 million for the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. Net income in the third quarter of 2024 was $27.7 million compared to $18.5 million for the same period in 2023, and diluted earnings per share was $1.15 in the third quarter of 2024 compared to $0.77 for the same period in 2023. For the nine months ended September 30, 2024, we generated $908.5 million in revenue compared to $830.2 million for the same period in 2023. Our income from operations was $119.6 million for the nine months ended September 30, 2024 compared to $41.1 million for the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. Net income was $87.3 million for the nine months ended September 30, 2024 compared to $30.7 million for the same period in 2023, and diluted earnings per share was $3.62 for the nine months ended September 30, 2024 compared to $1.28 for the same period in 2023.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenues. Consolidated revenue increased to $306.0 million in the third quarter of 2024 compared to $285.9 million in the third quarter of 2023, primarily due to enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions. In the USHE segment for the three months ended September 30, 2024, total enrollment increased 4.8% to 86,533 from 82,548 for the same period in 2023. USHE segment revenue increased 2.9% to $207.7 million in the third quarter of 2024 compared to $201.8 million in the third quarter of 2023, primarily due to an increase in enrollment, partially offset by lower revenue per student. In the Australia/New Zealand segment for the three months ended September 30, 2024, total enrollment increased 5.1% to 19,205 from 18,279 for the same period in 2023. Australia/New Zealand segment revenue increased 13.7% to $71.9 million in the third quarter of 2024 compared to $63.3 million in the third quarter of 2023, primarily due to an increase in enrollment, higher revenue per student as a result of students taking higher course loads, and favorable foreign currency exchange impacts. Education Technology Services segment revenue increased 26.2% to $26.3 million in the third quarter of 2024 compared to $20.8 million in the third quarter of 2023, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $162.7 million in the third quarter of 2024 compared to $155.7 million in the third quarter of 2023, principally due to increases in personnel-related costs, stock-based compensation expense, and technology-related expenses, and unfavorable foreign currency exchange impacts, partially offset by lower student material costs, bad debt expense, and facility costs. Consolidated instructional and support costs as a percentage of revenues decreased to 53.2% in the third quarter of 2024 from 54.5% in the third quarter of 2023.
General and administration expenses. Consolidated general and administration expenses increased to $106.2 million in the third quarter of 2024 compared to $97.6 million in the third quarter of 2023, principally due to higher personnel-related costs, increased investments in branding initiatives and partnerships with brand ambassadors, higher stock-based compensation expense, and unfavorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues increased to 34.7% in the third quarter of 2024 from 34.1% in the third quarter of 2023.
Amortization of intangible assets. There was no amortization of intangible assets in the third quarter of 2024 compared to $3.4 million in the third quarter of 2023, due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in the fourth quarter of 2023.
Merger and integration costs. There were no merger and integration costs in the third quarter of 2024 compared to $0.3 million in the third quarter of 2023. These costs primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $0.8 million in the third quarter of 2024 compared to $3.3 million in the third quarter of 2023, primarily due to a $2.3 million decrease in severance and other personnel-related expenses from employee terminations and a $0.1 million decrease in asset impairment charges.
Income from operations. Consolidated income from operations increased to $36.3 million in the third quarter of 2024 compared to $25.6 million in the third quarter of 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. USHE segment income from operations increased 9.9% to $11.4 million in the third quarter of 2024 compared to $10.4 million in the third quarter of 2023, primarily driven by higher revenue due to an increase in enrollment, decreased investments in branding initiatives, lower student material costs, and lower bad debt expense, partially offset by higher personnel-related costs, stock-based compensation expense, and technology-related expenses. Australia/New Zealand segment income from operations increased 7.0% to $14.8 million in the third quarter of 2024 compared to $13.9 million in the third quarter of 2023, primarily driven by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by increased investments in branding initiatives, higher personnel-related costs, and higher stock-based compensation expense. Education Technology Services segment income from operations increased 29.8% to $10.8 million in the third quarter of 2024 compared to $8.3 million in the third quarter of 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment, partially offset by higher personnel-related costs.
Other income. Other income increased to $2.3 million in the third quarter of 2024 compared to $0.8 million in the third quarter of 2023, primarily due to a $1.3 million decrease in interest expense and a $0.2 million increase in interest income. We incurred $0.7 million of interest expense in the three months ended September 30, 2024 compared to $2.0 million in the three months ended September 30, 2023.

Provision for income taxes. Income tax expense was $10.8 million in the third quarter of 2024, compared to $8.0 million in the third quarter of 2023. Our effective tax rate for the third quarter of 2024 was 28.1% compared to 30.3% in the third quarter of 2023.
Net income. Net income increased to $27.7 million in the third quarter of 2024 compared to $18.5 million in the third quarter of 2023 due to the factors discussed above.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues. Consolidated revenue increased to $908.5 million in the nine months ended September 30, 2024 compared to $830.2 million in the same period in 2023, primarily due to enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. USHE segment revenue increased 7.0% to $643.6 million in the nine months ended September 30, 2024 compared to $601.4 million in the same period in 2023, primarily due to an increase in enrollment. Australia/New Zealand segment revenue increased 11.9% to $190.5 million in the nine months ended September 30, 2024 compared to $170.2 million in the same period in 2023, primarily due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenue increased 27.1% to $74.5 million in the nine months ended September 30, 2024 compared to $58.6 million in the same period in 2023, primarily as a result of growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $483.6 million in the nine months ended September 30, 2024 compared to $470.2 million in the same period in 2023, principally due to increases in personnel-related costs, technology-related expenses, bad debt expense, and stock-based compensation expense, partially offset by lower student material costs and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 53.2% in the nine months ended September 30, 2024 from 56.6% in the nine months ended September 30, 2023.
General and administration expenses. Consolidated general and administration expenses increased to $308.0 million in the nine months ended September 30, 2024 compared to $292.1 million in the same period in 2023, principally due to higher personnel-related costs, increased investments in branding initiatives and partnerships with brand ambassadors, and higher stock-based compensation expense, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.9% in the nine months ended September 30, 2024 from 35.2% in the nine months ended September 30, 2023.
Amortization of intangible assets. There was no amortization of intangible assets in the nine months ended September 30, 2024 compared to $10.4 million in the same period in 2023, due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in the fourth quarter of 2023.
Merger and integration costs. There were no merger and integration costs in the nine months ended September 30, 2024 compared to $1.3 million in the same period in 2023. These costs primarily related to integration expenses associated with the Company’s acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to a $2.8 million net benefit in the nine months ended September 30, 2024 compared to $15.2 million of net costs in the same period in 2023, primarily due to a $9.1 million decrease in severance and other personnel-related expenses from employee terminations, a $6.1 million increase in gains related to the early termination of operating leases, and a $4.7 million decrease in asset impairment charges, partially offset by a $2.1 million gain from the sale of property and equipment of an owned campus in 2023.
Income from operations. Consolidated income from operations increased to $119.6 million in the nine months ended September 30, 2024 compared to $41.1 million in the same period in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. USHE segment income from operations increased to $59.3 million in the nine months ended September 30, 2024 compared to $26.7 million in the same period in 2023, primarily driven by higher revenue due to an increase in enrollment, decreased investments in branding initiatives, and lower student material costs, partially offset by higher personnel-related costs, technology-related expenses, and bad debt expense. Australia/New Zealand segment income from operations increased 27.0% to $26.7 million in the nine months ended September 30, 2024 compared to $21.0 million in the same period in 2023, primarily driven by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by increased investments in branding initiatives, higher personnel-related costs, and higher stock-based compensation expense. Education Technology Services segment income from operations increased 52.5% to

$30.9 million in the nine months ended September 30, 2024 compared to $20.3 million in the same period in 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions and an increase in employer affiliated enrollment, partially offset by higher personnel-related costs.
Other income. Other income decreased to $3.9 million in the nine months ended September 30, 2024 compared to $4.4 million in the same period in 2023, primarily due to a $5.0 million decrease in net investment income from our limited partnership investments, partially offset by a $2.1 million increase in interest income and a $2.4 million decrease in interest expense. We incurred $3.4 million of interest expense in the nine months ended September 30, 2024 compared to $5.8 million in the same period in 2023.
Provision for income taxes. Income tax expense was $36.2 million in the nine months ended September 30, 2024 compared to $14.8 million in the same period in 2023. Income tax expense for the nine months ended September 30, 2024 and 2023 include shortfall tax impacts of approximately $1.2 million and $1.4 million, respectively, related to share-based payment arrangements.
Net income. Net income increased to $87.3 million in the nine months ended September 30, 2024 compared to $30.7 million in the same period in 2023 due to the factors discussed above.
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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and nine months ended September 30, 2024 are also presented on a constant currency basis.
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
Adjusted income from operations was $37.1 million in the third quarter of 2024 compared to $32.6 million for the same period in 2023. Adjusted net income was $27.9 million in the third quarter of 2024 compared to $23.3 million for the same period in 2023, and adjusted diluted earnings per share was $1.16 in the third quarter of 2024 compared to $0.97 for the same period in 2023. Adjusted income from operations was $116.8 million for the nine months ended September 30, 2024 compared to $68.0 million for the same period in 2023. Adjusted net income was $86.9 million for the nine months ended September 30, 2024 compared to $48.7 million for the same period in 2023, and adjusted diluted earnings per share was $3.60 for the nine months ended September 30, 2024 compared to $2.03 for the same period in 2023.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2024

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$305,958	$—	$—	$—	$—	$—	$305,958
Total costs and expenses	$269,632	$—	$—	$(758)	$—	$—	$268,874
Income from operations	$36,326	$—	$—	$758	$—	$—	$37,084
Operating margin	11.9%						12.1%
Income before income taxes	$38,590	$—	$—	$758	$290	$—	$39,638
Net income	$27,748	$—	$—	$758	$290	$(851)	$27,945

Diluted earnings per share	$1.15						$1.16
Weighted average diluted shares outstanding	24,173						24,173
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$285,936	$—	$—	$—	$—	$—	$285,936
Total costs and expenses	$260,307	$(3,382)	$(330)	$(3,262)	$—	$—	$253,333
Income from operations	$25,629	$3,382	$330	$3,262	$—	$—	$32,603
Operating margin	9.0%						11.4%
Income before income taxes	$26,471	$3,382	$330	$3,262	$(215)	$—	$33,230
Net income	$18,459	$3,382	$330	$3,262	$(215)	$(1,957)	$23,261

Diluted earnings per share	$0.77						$0.97
Weighted average diluted shares outstanding	23,870						23,870
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2024

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$908,474	$—	$—	$—	$—	$—	$908,474
Total costs and expenses	$788,868	$—	$—	$2,757	$—	$—	$791,625
Income from operations	$119,606	$—	$—	$(2,757)	$—	$—	$116,849
Operating margin	13.2%						12.9%
Income before income taxes	$123,541	$—	$—	$(2,757)	$2,467	$—	$123,251
Net income	$87,348	$—	$—	$(2,757)	$2,467	$(166)	$86,892

Diluted earnings per share	$3.62						$3.60
Weighted average diluted shares outstanding	24,137						24,137

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2023

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$830,222	$—	$—	$—	$—	$—	$830,222
Total costs and expenses	$789,125	$(10,364)	$(1,335)	$(15,208)	$—	$—	$762,218
Income from operations	$41,097	$10,364	$1,335	$15,208	$—	$—	$68,004
Operating margin	5.0%						8.2%
Income before income taxes	$45,508	$10,364	$1,335	$15,208	$(2,826)	$—	$69,589
Net income	$30,662	$10,364	$1,335	$15,208	$(2,826)	$(6,031)	$48,712

Diluted earnings per share	$1.28						$2.03
Weighted average diluted shares outstanding	23,952						23,952
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
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing adjusted effective tax rates of 29.5% and 30.0% for the three and nine months ended September 30, 2024 and 2023, respectively.
The table below presents our adjusted results of operations on a constant currency basis for the three and nine months ended September 30, 2024 (amounts in thousands, except per share data):

	For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$305,958	$(1,517)	$304,441	$908,474	$1,649	$910,123
Total costs and expenses	$268,874	$(1,219)	$267,655	$791,625	$1,538	$793,163
Income from operations	$37,084	$(298)	$36,786	$116,849	$111	$116,960
Operating margin	12.1%		12.1%	12.9%		12.9%
Income before income taxes	$39,638	$(313)	$39,325	$123,251	$126	$123,377
Net income	$27,945	$(221)	$27,724	$86,892	$88	$86,980

Diluted earnings per share	$1.16		$1.15	$3.60		$3.60
Weighted average diluted shares outstanding	24,173		24,173	24,137		24,137
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three and nine months ended September 30, 2024 at a constant exchange rate of 0.65 and 0.67 Australian Dollars to U.S. Dollars, respectively, which were the average exchange rates for the same period in 2023.
Liquidity and Capital Resources
At September 30, 2024, we had cash, cash equivalents, and marketable securities of $222.1 million compared to $208.7 million at December 31, 2023 and $198.6 million at September 30, 2023. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at September 30, 2024 and 2023. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include tax-exempt municipal securities, corporate debt securities, and term deposits. During the nine months ended September 30, 2024 and 2023, we earned interest income of $9.7 million and $7.6 million, respectively.

We are party to a credit facility (the “Amended Credit Facility”), which, prior to the Amendment (as defined below) in October 2024, provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2024. In July 2024, we repaid the remaining $61.3 million outstanding balance under the Revolving Credit Facility. We had no borrowings outstanding under the Revolving Credit Facility as of September 30, 2024 and $61.2 million outstanding under our Revolving Credit Facility as of September 30, 2023. During the nine months ended September 30, 2024 and 2023, we paid $3.1 million and $5.4 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
On October 18, 2024, we entered into a Sixth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents (the “Amendment”) with certain of our subsidiaries party thereto as subsidiary guarantors, Truist Bank, as administrative agent, and the other lenders party thereto. The Amendment, among other things, (i) extends the maturity date of the Revolving Credit Facility from November 3, 2025 to October 18, 2029 and (ii) reduces the total commitments under the Revolving Credit Facility from $350 million to $250 million.
Except as amended by the Amendment, the remaining terms of the Amended Credit Facility remain in full force and effect.
The foregoing descriptions of the Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Amendment which is filed as Exhibit 10.1 to this Quarterly Report and incorporated by reference herein.
Our net cash provided by operating activities for the nine months ended September 30, 2024 increased to $153.4 million, compared to $87.2 million for the same period in 2023. The increase in net cash from operating activities was primarily driven by higher earnings and favorable working capital.
Our net cash used in investing activities for the nine months ended September 30, 2024 decreased to $15.2 million, compared to $30.5 million for the same period in 2023. The decrease in net cash used in investing activities was primarily driven by a $20.9 million increase in cash proceeds from marketable securities and other investments and a $2.2 million decrease in purchases of marketable securities, partially offset by $5.9 million of cash proceeds related to the sale of property and equipment in 2023 and higher capital expenditures for the nine months ended September 30, 2024. Capital expenditures increased to $29.3 million for the nine months ended September 30, 2024, compared to $27.3 million for the same period in 2023, primarily due to the timing of capital projects.
Our net cash used in financing activities for the nine months ended September 30, 2024 increased to $114.1 million, compared to $99.1 million for the same period in 2023. The increase in net cash used in financing activities was primarily driven by a $61.3 million long-term debt payment during the nine months ended September 30, 2024 compared to a $40.0 million long-term debt payment for the same period in 2023, partially offset by a $5.0 million decrease in share repurchases and a $1.4 million decrease in net payments for employee stock awards.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in each of the first three quarters of 2024. During the nine months ended September 30, 2024, we paid a total of $44.3 million in cash dividends on our common stock, compared to $44.1 million for the same period in 2023. During the nine months ended September 30, 2024, we paid $5.0 million to repurchase shares of common stock in the open market under our repurchase program, compared to $10.0 million for the same period in 2023. As of September 30, 2024, we had $235.0 million of share repurchase authorization remaining to use through December 31, 2024.
For the third quarter of 2024 and 2023, bad debt expense as a percentage of revenue was 4.5% and 5.2%, respectively.
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
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2024, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of September 30, 2024. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 21.0% of our consolidated revenues for the nine months ended September 30, 2024. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the nine months ended September 30, 2024, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $19.0 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2024 was an increase of $1.5 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2024, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The loss of Capella University’s accreditation by the Higher Learning Commission or the Higher Learning Commission’s loss of recognition by the Department of Education would render Capella University ineligible to participate in Title IV programs and would have a material adverse effect on our business. Similarly, the loss of Strayer University’s accreditation by the Middle States

Commission on Higher Education (“Middle States”) or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by the Higher Learning Commission or Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business.
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
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment, and on October 4, 2022 the Department of Education’s Office for Civil Rights released a resource document for students and institutions addressing pregnancy and related conditions. On April 19, 2024, the Department of Education released a new final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The new rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the new rules, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the new rules otherwise became effective on August 1, 2024.
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
On January 16, 2024, NC-SARA initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals include that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA accepted written comments between April 15, 2024 and May 17, 2024. On September 10, 2024, NC-SARA announced that the four regional compacts/regional steering committees approved 10 policy change proposals, which include proposed changes related to when an institution may be placed on provisional status and when a state must deny or may exercise its discretion to deny an institution’s participation in SARA. The NC-SARA board of directors approved the proposals on October 23-25, 2024, concluding the 2024 policy modification process. The adoption of certain proposals, including those described above to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company. For example, if excluded from the ability to participate in the agreements, Capella University and Strayer University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
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
Our enrollment rate is uncertain, and we may not be able to estimate our future enrollments effectively.
Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment will be affected by legislative uncertainty and regulatory activity in the U.S. and Australia, and macroeconomic conditions globally. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.

On May 16, 2024, the Education Services for Overseas Students Amendment (Quality and Integrity) Bill 2024, which would amend the Education Services for Overseas Students Act 2000, was introduced into the House of Representatives of the Australian Parliament. On August 15, 2024, the Bill was introduced into the Senate of the Australian Parliament. The Bill contains several measures that would authorize the Minister for Education to regulate the provision of education to overseas students, including, among other things, by limiting the enrollments of overseas students by provider. These limits would apply to Torrens University and to Think Education. The Company is unable to predict the final specific limits or their effect at this time. Limitations on the number of enrollments of oversees students could materially and adversely affect our business.
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
On April 4, 2022, the Company received correspondence from the CFPB, in which the CFPB took the position that it has supervisory authority over the Company as a covered person that offers or provides private education loans pursuant to 12 U.S.C. 5514(a)(1)(D) and further indicated the CFPB is considering whether to cite violations based on preliminary findings that the Company may have violated the Dodd-Frank Wall Street Reform and Consumer Protection Act, 12 U.S.C. 5301 et seq., due to alleged student loan servicing and collections practices or policies. Specifically, the CFPB referred to Capella University and Strayer University’s historical practice of withholding official transcripts from students who were delinquent in paying amounts due, a practice which both universities discontinued prior to receipt of the correspondence. While the Company disagrees with CFPB’s position as to its supervisory authority and disputes any alleged legal or regulatory violations, the Company cooperated with CFPB’s inquiry and responded to CFPB as requested on April 25, 2022. The CFPB subsequently sent a letter on July 8, 2022, indicating that it believed the withholding of transcripts was a violation, and requiring the Company to cease withholding transcripts for those with an outstanding balance and to take other remedial actions. The Company had already discontinued its historical practice prior to the CFPB’s notice, and informed the CFPB that it completed the remedial actions in the allotted 30 days. On April 26, 2022, the CFPB informed the Company that it intended to conduct an announced education loan exam in June

2022. The examination started on June 13, 2022 and fieldwork concluded on August 5, 2022. On September 12, 2022, the CFPB informed the Company of a preliminary finding related to a product that is no longer utilized, and invited the Company’s response. The Company timely responded to the CFPB’s letter, disagreeing with the preliminary finding and noting that the product to which it related is no longer utilized. On November 29, 2022, the CFPB informed the Company that, within 90 days, it should remediate the finding for any impacted students, and it also identified areas for the Company to address to ensure regulatory compliance. The Company took remedial action and responded to the CFPB within the 90-day deadline. On December 15, 2023, the Company provided answers to questions from the CFPB in the first of two annual telephone conversations as part of the CFPB’s periodic monitoring practice. On October 25, 2024, CFPB notified the Company that it would be conducting a review of the Company’s remediation efforts and, upon completion, will determine whether it will close the 2022 exam.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, the Company paid $5.0 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $235.0 million as of September 30, 2024, and is available for use through December 31, 2024. A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
July 1 to July 31, 2024	—	$—	—	$240.0
August 1 to August 31, 2024	31,640	93.70	31,640	237.0
September 1 to September 30, 2024	21,915	92.89	21,915	235.0
Total	53,555	$93.37	53,555	$235.0
____________________________________
(1)The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 1, 2023, the Board of Directors increased the amount authorized to $240.0 million for use through December 31, 2024.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
10.1
Sixth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated October 18, 2024, by and among Strategic Education, Inc., certain subsidiaries of Strategic Education, Inc. party thereto as subsidiary guarantors, and Truist Bank, as Administrative Agent.

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
Date: November 7, 2024