Form 10-K
period 2024-12-31
Strategic Education, Inc.
filed 2025-02-27
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion.
The total number of shares of common stock outstanding as of January 31, 2025 was 24,502,385.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2024 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education (“Department of Education” or the “Department”) or other governmental entities, including without limitation action related to borrower defense to repayment applications, gainful employment, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand;
•competitive factors;
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

Item 1.    Business
Overview
Strategic Education, Inc. (“SEI,” “we,” “us,” “our,” or “the Company”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries, Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations also include the Education Technology Services segment, which primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs.
We generated revenue of $1.2 billion in 2024. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2024, our three reportable segments consisted of U.S. Higher Education, Australia/New Zealand, and Education Technology Services.
U.S. Higher Education (“USHE”) Segment
Our USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University (the “USHE Universities”), including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also offers non-degree web and mobile application development courses through Hackbright Academy (“Hackbright”) and Devmountain, which are units of Strayer University.
Student Profile
The following is a breakdown of students by program level enrolled in the USHE Universities as of the 2024 fall term:

Program	Capella University students	Strayer University students	Total USHE students	Percentage of USHE students
Bachelor’s	21,818	29,096	50,914	57%
Master’s	21,479	5,619	27,098	31%
Doctoral	7,435	—	7,435	8%
Associate’s	—	2,257	2,257	3%
Certificate/Other	1,038	118	1,156	1%
Total students	51,770	37,090	88,860	100%
The USHE segment has a very diverse student population. Of the students enrolled in the USHE Universities programs as of the 2024 fall term, approximately 70% were age 31 or older, approximately 75% were engaged in part-time study, approximately 78% of students self-reporting their gender were female, and approximately 59% of students self-reporting their ethnicity were minorities.
The USHE business is seasonal, and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.
Capella University
Founded in 1993, Capella University is an online accredited institution of higher education offering a variety of undergraduate and graduate degree programs, as well as certificate programs, in business, information technology, health care administration, counseling, psychology, human services, education, social work, nursing, and health sciences, primarily delivered to working adults. Capella University primarily focuses on master’s and doctoral degree offerings, with approximately 57% of its students enrolled in such programs.
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
Outreach
Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective students, generate inquiries for enrollment, and stimulate referrals from current students and graduates. These marketing activities include online advertising (display, social, mobile, search, and through aggregators), television, email, and direct mail advertising campaigns. Other marketing activities include supportive outreach to current students, participation in seminars and trade shows, and developing key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations.
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
Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships. Throughout the past several years, Capella University has expanded and refined its offering of student success scholarships under various programs to promote affordability and encourage students to remain enrolled. Students must meet admission requirements, enroll, and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. Capella University has also introduced tuition cap pricing for certain programs, wherein tuition is waived once the student has reached the designated dollar cap threshold for their program, regardless of how many credits the student takes or how long it takes the student to complete their degree.
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

Strayer University
Founded in 1892, Strayer University is an accredited institution of higher education offering undergraduate and graduate degree programs in business, criminal justice, education, health services, information technology, and public administration, primarily online, but also at physical campuses, predominantly located in the eastern United States. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students with flexibility and convenience. Strayer University also offers an MBA online through the Jack Welch Management Institute (“JWMI”). JWMI is a Top-10 Princeton Review-ranked online MBA program. Strayer University also offers non-degree web and mobile application development courses through Hackbright and Devmountain.
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
Strayer University’s academic programs are primarily offered on a quarterly academic schedule, which coincides with calendar quarters. Although most of its programs are offered at campuses and online, Strayer University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take some or all of their courses online. All course modalities have the same academic requirements and content, and are taught by Strayer University faculty. Throughout a course, faculty assess students’ performance, respond to inquiries, and interact with students to support their learning efforts.
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
Student Admissions
Students attending Strayer University’s undergraduate programs must possess a high school diploma or a GED. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to give them the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math in the early stages of their program of study.
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
Career Development Services
Strayer University actively assists its students and alumni with career-related matters. The focus of the career center at Strayer University is to provide career guidance and resources to assist students and alumni in reaching their educational and professional goals. Services are delivered through various media including online, in person, recorded video, books, periodicals, and by telephone. The services provided include career webinars, recorded seminars, career teleconferences, career advising, and resume review.
Australia/New Zealand Segment
Our Australia/New Zealand (“ANZ”) segment is comprised of Torrens University, Think Education, and Media Design School (collectively the “ANZ institutions”).
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
Student Profile
The following is a breakdown of students by program level enrolled in the ANZ institutions as of December 31, 2024:

Program	Total ANZ students	Percentage of ANZ students
Bachelor’s	9,300	47%
Master’s	4,892	25%
Doctoral	119	1%
Associate’s	12	*
Certificate/Other	5,502	27%
Total Students	19,825	100%
___________________________________________________________
*Represents less than 1%.
The ANZ institutions have a diverse student population. Of the students enrolled at the end of 2024, approximately 31% were age 31 or older, approximately 18% were engaged in part-time study, approximately 63% of students self-reporting their gender were female, and approximately 1% were Aboriginal or Torres-Strait Islanders.
Students attending the ANZ institutions primarily consist of recent high school graduates as well as working and non-working adults. The student population includes domestic students, representing citizens or permanent residents of Australia and New Zealand, and international students. Of the students enrolled at the end of 2024, approximately 52% were domestic students, and approximately 48% were international students attending classes in person (typically on a student visa), at a foreign partner campus, or online.
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
The majority of students enrolled in ANZ institutions enroll in trimesters, lasting 12 weeks and commencing at approximately mid-February, early June and mid-September. Students generally enroll in one to three subjects per trimester, depending on their mode of study, and for international students, depending on minimum load requirements attached to their visa. Students are assessed in full each trimester, and may re-enroll into further subjects in subsequent trimesters.
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
Students enrolling in a vocational education and training (“VET”) program must meet minimum requirements for admission including any course specific requirements and English language requirements. In addition, domestic applicants who wish to access VET student loans will be assessed to establish if they have the aptitude to complete the qualification. Evidence to demonstrate this aptitude includes a completed Australian secondary education or equivalent, or a qualification at the level or below an applicant’s desired course.

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
Career Development Services
Career development services are offered through the Careers Connect platform, which is a digital platform available to students on-demand. Through the platform, students can access resume and cover letter review services and search and apply for jobs, volunteering opportunities, fieldwork placements, internships and virtual experiences. Through the Careers Connect platform, students can access videos, templates and guides in an online resources library, complete virtual mock interviews, and register for industry events and workshops. The ANZ institutions also collaborate with industry partners to bring students a range of on-campus recruitment events, expos, trade fairs and professional development opportunities.
In addition, students are provided Success Coaches upon starting their course of study to help prepare and connect to the university support network. The Success Coach team’s focus is to help students successfully navigate the educational landscape and build personal and professional capability to improve employability skills.
Education Technology Services Segment
Our Education Technology Services segment primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
Industry Background
The United States market for post-secondary education is large, fragmented, and highly competitive. According to the National Student Clearinghouse Research Center, the total estimated number of post-secondary students enrolled as of the fall of 2023 was approximately 18.4 million. Approximately 0.8 million of these students attended proprietary institutions. Controversy about the cost of higher education, the time commitment required to obtain a degree, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. According to estimates released by the National Student Clearinghouse Research Center, total combined undergraduate and graduate enrollments in all higher education sectors increased 1.1% in the fall of 2023, which was the first annual increase since the COVID-19 pandemic. Estimated total enrollment at proprietary colleges increased 3.2% in the fall of 2023. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.
Notwithstanding weaker demand dynamics in past years, including the adverse impact from the COVID-19 pandemic, we believe that over time, demand for post-secondary education among working adults in the United States will continue to increase as a result of demographic, economic, and social trends. In 2022, the U.S. Census Bureau reported that approximately 64.5 million adults over the age of 25 in the United States do not have more than a high school education, and approximately

33.0 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:
•increasing demand by employers for specific types of professional and skilled workers;
•expansion of employer provided tuition assistance programs as a mechanism to attract and retain employees;
•growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.9 million in 2024-2025, according to the National Center for Education Statistics;
•the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;
•a number of initiatives underway to reduce the cost of a post-secondary education; and
•continued demand from working adults for programs offered by accredited institutions.
Prior to the COVID-19 pandemic, the Australian higher education market experienced consistent annual enrollment growth. However, due to Australia closing its borders in response to the COVID-19 pandemic in early 2020 and student visa processing delays when the borders reopened in early 2022, total enrollments at Australian universities declined 1.3% and 3.2% in 2021 and 2022, respectively, driven largely by declines in international student enrollments. In 2023, Australia higher education enrollment grew 3.2%, driven by a significant increase in international student enrollments following the reopening of Australia’s borders, partially offset by a decline in domestic enrollments, which peaked during the early pandemic years. In response to this strong growth in international students, which has contributed to record levels of migration into Australia, the Australian government is considering measures to limit the number of international students that can enroll at an Australia institution. Any enrollment caps or other measures implemented to control the number of students migrating to Australia could negatively impact the Australian higher education market.
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
Company Strategy
Our goal is to be a leading innovator and provider of career-relevant and meaningful education programs that prepare students for advancement in their careers and professional lives, and promote economic mobility. We have identified the following strategic priorities as key to achieving our goal:
•Improve student success. Our success depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, produce high quality academic content, and employ cutting edge technology that enables us to deploy faculty and content in increasingly efficient and effective ways.
•Enhance student experience. Our students are predominately working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we make every effort to make all interactions with our students productive, and we are constantly looking for ways to serve them better. This initiative includes leveraging technology, including artificial intelligence and automation, to improve student support in the areas of advising, tutoring, registration, campus and online technology, and administration. We measure our performance through student surveys and focus groups as well as through metrics like persistence, continuation, and return on student investment.
•Address affordability. Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, we have implemented various initiatives to make our programs more affordable. For example, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. Additionally, through the Graduation Fund at Strayer University, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a degree. The free courses earned are redeemable in a student’s final academic year. The Universities have also instituted various other tuition reductions and scholarships. Through Sophia Learning, we provide low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities, which can dramatically lower the cost of getting a degree. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We are also focused on deploying more robust technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition.
•Establish new platforms for growth. We are continuously looking for new ways to leverage our existing resources and capabilities to accelerate growth and expand benefits to our students through our best-in-class processes and practices and through opportunistic business combinations. We are investing in new platforms and channel capabilities to create improved access and value for students and employers. We also continue to develop new programs and concentrations.
•Build employer relationships. We are actively building relationships with employers to create employee education benefits programs that provide employees with access to affordable and industry-relevant training, certificate and degree programs. These relationships are an important source of corporate-funded enrollment for Capella University and Strayer University. Our Workforce Edge platform, which provides a full-service education benefits administration solution for employers, is also positioned to drive enrollment in our universities that is less reliant on federal funding.
•Maintain a high performing, innovative, and adaptable culture. In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We encourage all employees to be innovative in their way of thinking and adaptable to change. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.
Human Capital Resources
As of December 31, 2024, Strategic Education employed 3,801 full-time employees worldwide, of whom 895 were based outside of the United States. In the United States, the Company employed 2,906 full-time employees, including 290 full-time faculty members, and 2,616 non-faculty staff. Outside the United States, the Company employed 296 full-time faculty members, and 599 non-faculty staff. In addition, the Company employed 2,687 part-time faculty members and non-faculty staff worldwide as of December 31, 2024, of whom 926 were based outside of the United States and 1,761 were based in the United States.
The following table presents the gender representation of our U.S. and ANZ employees:

	U.S. employees	ANZ employees
Female	67%	61%
Male	32%	38%
Not Declared	1%	1%

The following table presents the race and ethnicity representation of our U.S. employees:

U.S. employees
Black or African American	21.7%
Hispanic or Latino	2.9%
Asian	5.4%
White	60.0%
Two or More Races	0.3%
Native Hawaiian or Pacific Islander	0.2%
American Indian or Alaskan Native	0.9%
Not Declared	8.6%
The Company embeds the following principles about who we are and what we value into everything we do.
•Student Centricity. We are mission-driven in everything we do.
•High Standards. We operate with the utmost integrity and strive for excellence, quality, and continuous improvement.
•Global Mindset. We encourage enterprise thinking and continuously expanding our worldview.
•Innovative Solutions. We respect everyone’s unique perspective and ideas and challenge the status quo.
•Teamwork. We thrive on collaboration. When individuals can be authentic, connections and performance are stronger.
•Great People Leaders. We believe every SEI employee has the right to work for a great leader.
•Transparency. We share what we know, when we know it, and seek and act on employee feedback.
•Growth Opportunities. We ensure everyone has access to the same development and career growth opportunities.
•Health & Wellbeing. We believe in flexibility, work-life balance, and physical, mental, and financial wellbeing.
•Community Service. We give back and celebrate those who contribute to our communities and a thriving workplace.
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
SEI is committed to fostering an inclusive, collaborative and high-performance culture where individuals can contribute fully and grow their careers. SEI values and embraces a broad range of perspectives and backgrounds as central to our mission. The Company is dedicated to creating an environment that fosters innovation and reflects the needs of all those we serve. We believe respect and belonging fuel creativity, innovation, and success. We honor each person’s uniqueness and the common threads that connect us. By embracing multiple perspectives, we cultivate a culture of care, accountability and performance.
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
Environmental Responsibilities
The Company maintains physical locations to support our employees and students and is committed to managing our facilities in a way that reduces energy consumption, water usage, and waste generation.
•The Company continues to pursue its goal of reducing the size of its physical footprint, and reduced its overall real estate at the end of 2024 by more than 10% compared to the square footage occupied at the end of 2022, by implementing more efficient workspace design and eliminating underused campus facilities.
•Capella University and Strayer University offer robust online curriculums, with 100% of instruction delivered online at Capella University and the majority of instruction delivered online at Strayer University. This online curriculum gives students the ability to access and complete coursework online, reducing the need for physical space and commuting, which in turn reduces energy, water usage, and waste generation;
•Much of our workforce is accustomed to working remotely, again reducing the need for physical space and commuting, which in turn reduces energy, water usage, and waste generation;
•Our Minneapolis, Minnesota corporate office is located within a LEED Gold certified building (Leadership in Energy and Environmental Design), which is a U.S. Green Building Council certification;
•Our Herndon, Virginia corporate office is located in a building that is benchmarked within the ENERGY STAR program, which is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy focused on protecting the environment through energy efficient products and practices;
•Our Media Design School campus in Auckland, New Zealand is located in a 6 Star Green Star rated building, which represents leadership in environmentally sustainable building practices;
•The Company is investing in energy-saving interior design options, including updated lighting packages with more efficient LED lighting; occupancy sensors to reduce energy consumption in areas that are not being used; and programmable heating and cooling systems that will only run during operating hours;
•Within campus locations, many property management teams are equipping spaces with energy-saving features including more efficient LED lighting, motion sensor lighting, and energy efficient HVAC systems; and
•Our Herndon, Virginia and Minneapolis, Minnesota corporate offices and many campus locations, including Australia and New Zealand campuses, use water efficient fixtures to decrease the amount of water usage.
•The Company has recycling programs within operations in the U.S., Australia, and New Zealand to encourage employees to recycle products, including a national contract with a document management company which provides corporate and campus locations with shredding bins on-site to allow business materials to be recycled. Between January 2021 and December 2022, the Company securely recycled approximately 50 U.S. short tons of paper resulting in significant environmental benefits, including benefits from not having to generate new paper. In 2023 and 2024, the Company securely recycled another approximately 8 and 7 U.S. short tons of paper, respectively.
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
We cannot predict the actions that the presidential administration (the “Administration”), Congress, accreditors, or states may take or their effect on Capella University, Strayer University, or the Company. Among other things, Congress may reauthorize the Higher Education Act and adopt, repeal or amend other legislation affecting higher education institutions. Congress or the Administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, or the Administration or states may promulgate new regulations via a negotiated rulemaking process, or otherwise. In addition, the Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from past guidance and practice.
U.S. Department of Education
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it maintains physical presence, as defined by the state, and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Capella University is considered a single institution of higher education. Strayer University and all of its campuses are also considered a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On April 18, 2023, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with full certification through September 30, 2025.
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
In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020 (the “State Authorization and Accreditation final rule”). The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction. For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. The rule also repeals the strict geographic scope of institutional accreditors. Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on accreditation; the Department terminated the negotiated rulemaking process without any regulatory changes in December 2024.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. On May 31, 2023, the Department of Education, acting on the recommendation of NACIQI, renewed its recognition of the Higher Learning Commission for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of the Middle States Commission on Higher Education for one year, requiring a compliance report regarding one item of noncompliance. Middle States is scheduled to be reevaluated by NACIQI at its summer 2025 meeting.
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
Capella University
Capella University has been institutionally accredited since 1997 by the Higher Learning Commission, a higher education institutional accrediting agency recognized by the Secretary of Education that accredits degree-granting public and private colleges and universities throughout the United States. HLC is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities.
On January 13, 2023, HLC communicated that it reaffirmed and continued Capella University’s accreditation, with the next reaffirmation of accreditation set for 2032-33. The reaffirmation enables Capella University to continue to participate in Title IV programs.
The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, HLC’s current policies give HLC discretion to designate institutions to be in “financial distress” or under “government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s “financial responsibility” triggers. In addition, HLC’s current policies provide for the collection of student success data, and HLC’s interpretation of institutional data can lead to monitoring or other HLC measures. While the Company believes its strong reputation and compliance record, as well as its focus on student outcomes, will continue to place Capella University in favorable standing, there is sufficient breadth and discretion within these policies that government investigation, litigation, financial or other circumstances, or outcomes data could result in an impact to our business from the application of the policies.
In addition to institutional accreditation, Capella University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: Commission on Accreditation of the

American Psychological Association; Commission on Collegiate Nursing Education; Computing Accreditation Commission of the Accreditation Board for Engineering and Technology; Accreditation Council for Business Schools and Programs (“ACBSP”); Council for Accreditation of Counseling and Related Educational Programs; Council for the Accreditation of Educator Preparation; Commission on Accreditation for Marriage and Family Therapy Education; Council on Social Work Education; Council for Standards in Human Services Education; National Security Agency and U.S. Department of Homeland Security; Project Management Institute - Global Accreditation Center for Project Management; and Society for Human Resource Management.
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
Strayer University went through a period of reaffirmation of accreditation that began in 2015 and lasted through June 2017, when Middle States reaffirmed Strayer University’s accreditation. Strayer University’s period of accreditation by Middle States extends into 2025, with the next evaluation visit scheduled for 2025-26.
In 2016, Middle States provided that reaccreditation for all of its institutions will be for a period of eight years (rather than ten, as previously was the case) and that institutions will be required to submit annual reports on student achievement and financial sustainability. Middle States may request supplemental information reports following receipt of an institution’s annual report. In January 2025, Middle States requested that Strayer University provide a supplemental information report regarding graduation rates and annual enrollment in accordance with Middle States’ monitoring policies and procedures as well as 34 C.F.R. § 602.19(b)-(c) (related to monitoring of institutions experiencing enrollment growth). The report is due on February 28, 2025. The University’s next periodic evaluation is currently underway and is scheduled to be conducted through 2026.
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
In addition to institutional accreditation, Strayer University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: Accreditation Council for Business Schools and Programs, Society for Human Resource Management, and the National Security Agency’s Committee on National Security Systems.
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

Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2024: Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C.
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
Authorization of Online Programs
The increasing popularity and use of the internet and other technology for the delivery of education has led, and may continue to lead, to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of existing laws and regulations to apply to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the internet could increase Capella and/or Strayer University’s cost of doing business, affect Capella and/or Strayer University’s ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.
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
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization of distance education programs. This rulemaking was terminated, without producing any regulatory changes, in December 2024.
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
State Authorization Reciprocity Agreement
Varying state regulations, fees, and paperwork embedded in the many different state approaches to regulation of post-secondary institutions have historically limited the ability to grow across state lines to offer students high-quality choices for education and have hindered national workforce initiatives. As a solution to the ever-growing complexity of the regulatory oversight of institutions of higher education on a state-by-state basis, the State Authorization Reciprocity Agreement (“SARA”) has emerged to aid in the advancement of distance education.
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
SARA does not affect university operations that constitute a physical presence in a particular state, and Capella University and Strayer University will continue to follow individual state regulations for on-ground campuses and activities. At this time, SARA does not deal with professional licensing board approval for programs leading to state licensing in fields such as nursing, teacher education, psychology, and the like, and Capella University and Strayer University must seek such approvals on a state-by-state basis, as needed.
Regulations that took effect on July 1, 2024, require NC-SARA-participating institutions to comply in all states in which it enrolls students with all applicable state laws related to closure, including record retention, teach-out plans or agreements, and tuition recovery funds or surety bonds.
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization (including state authorization reciprocity agreements) and distance education. In December 2024, the Department released final distance education regulations that define “distance education course” and establish new reporting requirements. The Department also terminated, without any regulatory changes, the state authorization negotiated rulemaking process.
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

Professional licensure requirements vary by state and may change over time. Capella University has a team dedicated to professional licensure that works directly with students. The licensure team develops and maintains extensive resources to inform students of unique state licensing requirements prior to enrollment and throughout their program, including delivering direct disclosures to students in licensure-track programs as required by the U.S. Department of Education. Capella University’s catalog and websites also describe the requirements for obtaining professional licensure, paired with specific disclaimers that reiterate student responsibility for licensure outcomes.
Pursuant to new U.S. Department of Education administrative capability regulations, that took effect July 1, 2024, in each state where an institution is located, students enrolled by the institution are located, or students attest that they intend to seek employment, the institution must determine that each program eligible for Title IV: (i) is programmatically accredited if the state or a Federal agency requires such accreditation, including as a condition for employment in the occupation for which the program prepares the student; (ii) satisfies the applicable educational requirements for professional licensure or certification requirements in the state so that a student who enrolls in the program, and seeks employment in that state after completing the program, qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter; and (iii) complies with all state laws related to closure, including those concerning record retention, teach-out plans, and tuition recovery funds or surety bonds. Institutions may not enroll for Title IV purposes a student located in a state in which the program does not meet such requirements, unless at the time of initial enrollment the student attests their intent to seek employment in another state that would satisfy such requirements. In addition, institutions must provide students within 45 days of successful completion of required coursework, geographically accessible clinical or externship opportunities related to and required for completion of the credential or licensure.
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
Financing Student Education
Students at Capella University and Strayer University finance their education in a variety of ways, and historically a majority of our students have participated in one or more financial aid program provided through Title IV of the Higher Education Act. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average (“GPA”) and progress in a timely manner toward completion of a program of study.
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
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of approximately $28,937 for non-public domestic institutions for 2024-2025. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of approximately $1,178 per month, half the national average amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.
The Harry W. Colmery Veterans Educational Assistance Act of 2017, commonly known as the “Forever GI Bill,” made several changes to the administration of VA education benefits. Among other things, for service members who left the military after January 1, 2013, the bill removes the requirement that they use their Post-9/11 GI Bill benefits within 15 years after their last 90-day period of active-duty service. The law also alters the way the VA calculates eligibility for VA education benefits by providing additional benefits to service members with at least 90 days but less than six months of active-duty service. Additionally, the bill restores VA education benefits to students who were enrolled in schools that closed after January 2015 if their credits did not transfer.
On January 5, 2021, the Veterans Health Care and Benefits Improvement Act of 2020 became law, which expanded student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2, under provisional approval status by the Department of Education, subject to any punitive action by a federal or state entity, facing the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits; protects students from debt collection by the Department of Veterans Affairs for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. In 2021, Congress also passed, and the President signed into law, two related technical corrections bills that amended certain provisions of the Veterans Health Care and Benefits Improvement Act of 2020: the Training in High-demand Roles to Improve Veteran Employment (“THRIVE”) Act and the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act.
Capella University and Strayer University participate in DOD military tuition assistance programs under Memoranda of Understanding (“MOU”). Strayer University’s current MOU was executed on September 4, 2024. Capella University’s current MOU was executed on September 26, 2024. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, Capella University and Strayer University agree to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.
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
Provisional Certification
In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement, which typically require, among other things, approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration, and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action.
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
In 2022, the Department of Education considered as part of the Institutional and Programmatic Eligibility negotiated rulemaking new regulations regarding, among other things, administrative capability criteria. Negotiated rulemaking committee meetings completed in March 2022 with no consensus reached on the topic. On October 23, 2023, the Department released final rules on administrative capability. Pursuant to new regulations effective July 1, 2024, among other things, institutions are required to offer adequate services to students, including financial aid counseling and career services support. The regulations also include, among other requirements, a new requirement that institutions provide students with geographically accessible clinical or externship opportunities as required for licensure and that at least half of an institution’s total Title IV, HEA funds from the most recent award year must not be from programs that are “failing” under the Gainful Employment Rules.
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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Capella University and Strayer University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2024, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
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
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2024, the Department of Education issued cohort default rates for federal fiscal year 2021.
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
National and institutional cohort default rates for cohort years 2019, 2020, and 2021 have been impacted by the COVID-19 repayment pause. Capella University’s and Strayer University’s official three-year cohort default rates for 2019, 2020, and 2021, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

Cohort Year	Capella University	Strayer University	National Average Proprietary Institutions
2019	1.1%	2.2%	3.1%
2020	0.0%	0.0%	0.0%
2021	0.0%	0.0%	0.0%
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
On July 10, 2023, the Department issued final regulations to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. Among other things, this new regulation—known as the Saving on a Valuable Education (SAVE) Plan—revised the Revised Pay As You Earn (REPAYE) regulations, eliminated negative amortization, and offered $0 monthly payments for any individual borrower who makes less than roughly $32,800 annually and any borrower in a family of four who makes less than about $67,500 annually (using the 2023 Federal poverty guidelines). The SAVE Plan was scheduled to be fully implemented in July 2024, but a federal appeals court paused implementation of the entire SAVE Plan pending resolution of legal challenges brought by several states. Meanwhile, the Department published an interim final rule to allow borrowers to enroll in the Income-Contingent Repayment (ICR) and Pay As You Earn (PAYE) repayment plans, designated for early implementation on December 16, 2024, through July 1, 2027, while the SAVE Plan is paused. Although it is too early to know the entirety of the impact that COVID and COVID-related repayment flexibility will have on the cohort default rate, the Company expects that the next one or more cohort years will be affected.
The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Capella University and Strayer University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from federal funds on a cash accounting basis (except for certain institutional loans) for any fiscal year. Historically, by statute, only Title IV funds have been considered within the 90% metric; however as described below, that changed for fiscal years beginning on or after January 1, 2023.
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
Using the statutory formula, Capella University derived approximately 66.79% of its cash-basis revenues from federal funds in fiscal year 2023. Strayer University derived approximately 89.48% of its cash-basis revenues from federal funds in fiscal year 2023. Our computation for 2024 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-federal revenue for Capella University and Strayer University are individual student payments, employer tuition reimbursement payments, private loans, state grants, and scholarships.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations took effect July 1, 2024. The Department initially indicated that it will release metrics beginning in the 2025 financial aid award year. Based on that timeline, beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. On March 20, 2024, another lawsuit was filed against the Department in the United States District Court for the Northern District of Texas seeking a preliminary and permanent injunction enjoining the Department from enforcing the final rule on the grounds that the rule exceeds the Department’s statutory authority, and is arbitrary, capricious, an abuse of discretion, and otherwise is not in accordance with law, and the motion for preliminary injunction was denied on June 20, 2024. On July 2, 2024, the court consolidated the two Gainful Employment cases into one. Capella University and Strayer University are not parties to the lawsuit. The Company is unable to predict the ultimate outcome of the litigation.
In a March 29, 2024 Electronic Announcement (GE-24-01), the Department released additional information and updates to help institutions prepare for complying with the Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) Regulations, including that the deadline for initial institutional data reporting was extended from July 31, 2024 to October 1, 2024. The Department indicated that in early 2025, it plans to publish the FVT/GE metrics and notify institutions of failing GE programs, as well as provide additional information on the program eligibility effects of the metrics on failing GE programs. In a September 13, 2024 Electronic Announcement (GE-24-08), the Department announced the deadline for initial institutional data reporting was further extended from October 1, 2024 to January 15, 2025. Capella University and Strayer University submitted the appropriate data ahead of the extended deadline. On January 17, 2025, the Department reopened the reporting process for debt reporting until February 18, 2025. On February 14, 2025, the Department announced that it would further extend the deadline for all reporting data associated with FVT/GE to September 30, 2025; it does not plan to produce any FVT/GE metrics prior to the new deadline and will take no enforcement or other punitive actions against institutions that had not completed reporting to date; and it anticipates that there will be no additional extensions of the reporting deadline beyond September 30, 2025.
Return of Federal Funds (“R2T4”)
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

If the Title IV funds are not returned in a timely manner, an institution may be subject to adverse action, including being required to submit an irrevocable letter of credit equal to 25% of the funds the institution should have returned in its most recently completed fiscal year. If late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit such a letter of credit payable to the Secretary of Education. Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, return of Title IV funds. In December 2024, the Department released final regulations regarding R2T4, which codify longstanding policies into regulation and address unique circumstances for what constitutes a withdrawal. The new rules are effective July 1, 2026.
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
On September 25, 2024, the Department issued a Federal Student Aid Enforcement Bulletin (Electronic Announcement GENERAL-24-115) with examples of “conduct that creates a risk of engaging in a substantial misrepresentation” which could form the basis of a BDTR complaint or otherwise result in adverse administrative action by the Department, including a fine or limitation of an institution’s participation in the Title IV programs. Topics identified included certain claims related to general salary information (including use of Bureau of Labor Statistics salary data), job placement rates, rankings, licensure, faculty qualifications, for- or non-profit status, and cost of attendance or price.
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
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department petitioned the Fifth Circuit for panel rehearing, which the Fifth Circuit denied on June 12, 2024. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. The Respondent (i.e., Career Colleges and Schools of Texas) filed a response to the Department’s petition on December 12, 2024, and the Department filed a reply on December 23, 2024. On January 10, 2025, the Supreme Court agreed to hear arguments on the Department’s appeal, and on February 6, 2025, at the Department’s request, the Supreme Court agreed to pause the briefing schedule. The Department has previously stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated. The Department will continue to adjudicate borrower defense applications using an earlier version of the regulations, including where required under the court settlement (the Sweet case discussed below). The Company is unable to predict the ultimate outcome of the litigation.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Capella University and Strayer University have written contracts with third-party servicers to perform activities related to Capella University’s and Strayer University’s participation in Title IV programs. On February 15, 2023, the Department released a Dear Colleague Letter (“DCL”) (GEN 23-03) with updated guidance expanding the definition of third-party servicers and covered activities to include vendors providing student recruitment and retention services, software products and services related to Title IV administration activities, and educational content and instruction, initially requiring institutions to be in compliance with the new guidance by May 1, 2023. On February 28, 2023, the Department extended the effective date of the updated guidance and reporting requirements from May 1, 2023 to September 1, 2023. On March 24, 2023 the Department announced that it planned to convene one or more negotiated rulemakings to address, among other things, third-party servicers and related issues. On April 11, 2023, the Department again delayed the effective date until six months after the Department publishes a new, revised final guidance letter on the topic, and on May 16, 2023, the Department formally rescinded its 2023 and prior guidance (DCL GEN-16-15 and the March 8, 2017 Electronic Announcement) prohibiting contracts between colleges and foreign-owned or operated servicers. On November 14, 2024, the Department formally rescinded the 2023 DCL (GEN 23-03) in its entirety.
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
Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program may be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under their Program Participation Agreements with the Department of Education, Capella University and Strayer University must notify the Department of Education of the addition of any such location within ten days of opening, but need not seek prior approval. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. The loss of state authorization or accreditation of a university or an existing campus, or the failure of a university or a new campus to obtain state authorization or accreditation, would render the university ineligible to participate in Title IV programs, at least in that state or at that location.
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
The Clery Act and Title IX
Capella University and Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”). In addition, the Department has interpreted Title IX of the Education Amendments of 1972 (“Title IX”) to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by the universities to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining the universities, or limiting or suspending their participation in Title IV programs, could lead to litigation, and could harm the universities’ reputations. We believe that Capella University and Strayer University are in compliance with these requirements.
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government (the “2020 Title IX Rule”). The 2020 Title IX Rule defines what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describes what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specifies how an institution must respond to allegations of sexual harassment. Among other things, the 2020 Title IX Rule includes a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The 2020 Title IX Rule became effective August 14, 2020.
On August 24, 2021, the Department of Education Office for Civil Rights (“OCR”) issued guidance indicating it would cease enforcement of the 2020 Title IX Rule’s prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing. The Department of Education conducted public hearings concerning its Title IX regulations and on June 23, 2022, the Department of Education released proposed Title IX regulations for public comment. Among other changes, the proposed rule would address all forms of sex-based harassment (not only sexual harassment); clarify that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation and gender identity; and eliminate the requirement for live hearings at the post-secondary level. The public comment period on the proposed rule ended on September 12, 2022.
On October 4, 2022, the OCR released a resource document for students and institutions in which it reinforced that the 2020 Title IX Rule prohibits discrimination based on pregnancy, childbirth, false pregnancy, termination of pregnancy or recovery therefrom. The resource document further emphasized that Title IX requires institutions to treat pregnancy, childbirth, false pregnancy, termination of pregnancy and recovery therefrom the same as other temporary disabilities with respect to medical benefits, services, plans, and policies, and detailed requirements for leave and reinstatement for both students and employees.
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
In December 2024, the Department terminated the notice of proposed rulemaking regarding the athletic-related provisions of Title IX, which were yet to be finalized.
Students with Disabilities
Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 (“Section 504”) prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”), prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights,

which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s Office for Civil Rights and third parties have brought enforcement actions against institutions related to website accessibility of online course material. As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility, the Department of Education or the Department of Justice may require an institution to modify its online classrooms and other uses of technology to satisfy applicable requirements. In 2022, the Department of Justice issued guidance emphasizing that although businesses have flexibility in how they comply with the ADA’s general requirements of nondiscrimination and effective communication, they have an obligation to confirm that the programs, services, and good provided to the public – including online – are accessible to people with disabilities. The Department of Justice also noted that the Department is “committed to using its enforcement authority to ensure website accessibility for people with disabilities and to ensure that the goods, services, programs, and activities that businesses and state and local governments make available to the public are accessible.” As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and seeking monetary damages and correction of the alleged violations.
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
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against post-secondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Office of Enforcement is comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
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
Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Capella University and Strayer University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2024, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In 2024, Strayer University had such approval in Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
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
Appropriations
Congress reviews and determines appropriations for Title IV programs on an annual basis. On December 21, 2024, the President signed the “American Relief Act, 2025,” which provides fiscal year 2025 appropriations to Federal agencies through March 14, 2025. A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.
An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for or terms and conditions of participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. Such reductions, in turn, could lead to lower enrollments at Capella University or Strayer University or require us to increase our reliance upon alternative sources of student financial aid. Given the significant percentage of our revenues that are derived indirectly from Title IV programs, the loss of, or a significant reduction in, Title IV program funds available to our students could have a material adverse effect on Capella University, Strayer University, and the Company.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In November 2024, the CFPB Student Loan Ombudsman released its annual report analyzing a sample set of more than 3,300 private student loan complaints the CFPB received from private student loan borrowers between July 1, 2023 and June 30, 2024 and more than 13,500 federal student loan complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.
In addition, in February 2025, the Administration ordered the CFPB to cease nearly all of its activities, including enforcement activities; several lawsuits challenging the Administration’s actions were filed in response. On February 14, 2025, in National Treasury Employees Union v. Vought, et al., the U.S. District Court for the District of Columbia entered a temporary order to prevent certain actions by the Administration pending resolution of a preliminary injunction hearing scheduled for March 3, 2025.
U.S. Department of Education
Title IV regulations applicable to Capella University and Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards.
Current Federal Rulemaking
Beginning January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on distance education, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. On December 30, 2024, the Department released final regulations on distance education, return of federal funds and the TRIO program, which make modest changes to existing regulatory language requiring additional data collection and reporting, or, in the case of the TRIO program, make technical changes. Also in December 2024, the Department officially terminated the negotiated rulemaking process for cash management, state authorization and accreditation, prior to releasing any draft rules.

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
On May 16, 2024, the Education Services for Overseas Students Amendment (Quality and Integrity) Bill 2024, which would amend the Education Services for Overseas Students Act 2000, was introduced into the House of Representatives of the Australian Parliament. On August 15, 2024, the Bill was introduced into the Senate of the Australian Parliament. The Bill contained several measures that would authorize the Minister for Education to regulate the provision of education to overseas students, including, among other things, by limiting the enrollments of overseas students. These limits would apply to Torrens and to Think. The Bill has not passed the Senate; however, on December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which, like the Bill, seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach.
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
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within the Department’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against post-secondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The Office of Enforcement is comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the U.S. Department of Justice, CFPB, FTC, state attorneys general, and other state and federal partners.
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
The Higher Education Act is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action or inaction by Congress that significantly reduces funding for Title IV programs or the ability of Capella University, Strayer University, or their students to participate in these programs, or otherwise significantly changes the terms and conditions of participation in Title IV programs, could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our schools and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.
In addition, Capella University’s and Strayer University’s ability to conduct their business, including obtaining necessary approvals from the Department of Education, may be affected by staffing levels or review procedures at the Department and the volume of applications and other requests to the Department. If the Department lacks adequate personnel or adopts time-consuming procedures or the Department’s workload exceeds its capacity, action by the Department on requests by Capella University and Strayer University could be significantly delayed, and such delays could have a material adverse effect on the universities and our business.
Capella University and Strayer University are subject to compliance reviews, which, if they result in a material finding of noncompliance, could affect their ability to participate in Title IV programs.
Because Capella University and Strayer University operate in a highly regulated industry, they are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring our universities to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.
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

The Higher Education Act charges the NACIQI with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. On May 31, 2023, the Department of Education, acting on the recommendation of NACIQI renewed its recognition of the Higher Learning Commission for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of Middle States for one year, requiring a compliance report regarding one item of noncompliance. In an April 24, 2024 Federal Register notice, the Department requested written comments from the public by May 20, 2024 on Middle States and other accrediting agencies up for review at the summer 2025 NACIQI meeting. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.
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
On December 19, 2016, the Department of Education published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which became effective on May 26, 2019, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students (other than the state(s) in which the institution is physically located), if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. Under those rules, if one of our universities should fail to obtain or maintain required state authorization to provide post-secondary distance education in a specific state in which the institution is not physically located, the institution could lose its ability to provide distance education in that state and to award Title IV aid to online students in that state. The 2016 rules require that schools disclose all applicable prerequisites for licensure for professional programs and whether the school’s programs satisfy those prerequisites in each state where enrolled students reside. The institution must make direct disclosures to students and prospective students if the institution determines that a program does not meet a state’s professional licensure requirements. If an institution has not made these determinations, it must make a general disclosure to the public to that effect. The disclosure rules have been modified by U.S. Department of Education regulations effective July 1, 2024, as described below. An institution must also notify students within 14 days if it determines that a program does not meet a state’s requirements. If one of our universities failed to make any of these disclosures, the Department of Education could limit, suspend, or terminate its participation in Title IV programs or impose other penalties such as requiring our universities to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which originated after the 2016 rulemaking and allows the universities to enroll students in distance education programs in each SARA member state. Capella University and Strayer University apply separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. If Capella University or Strayer University fails to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.

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
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization and state authorization reciprocity agreements. In December 2024, the Department terminated the state authorization negotiated rulemaking process, prior to issuing any draft regulations.
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
If Capella University or Strayer University loses eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Capella University’s three-year cohort default rates for federal fiscal years 2019, 2020, and 2021 were 1.1%, 0.0%, and 0.0%, respectively. Strayer University’s three-year cohort default rates for federal fiscal years 2019, 2020, and 2021 were 2.2%, 0.0%, and 0.0%, respectively. The average official cohort default rates for proprietary institutions nationally were 3.1%, 0.0%, and 0.0% for federal fiscal years 2019, 2020, and 2021, respectively. The Federal government’s elimination of the pause on federal student loan payments could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from “federal education assistance” (defined below) for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2023, Capella University derived approximately 66.79% of its cash-basis revenues from federal education assistance. For fiscal year 2023, Strayer University derived approximately 89.48% of its cash-basis revenues from federal education assistance. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the 90/10 Rule to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. The Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. In addition, the preamble to the final rule and subsequent sub-regulatory guidance prohibit the inclusion of non-Title IV eligible programs offered in part or in full through distance education in the 10% calculation. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule apply to institutional fiscal years beginning on or after January 1, 2023. From time to time, legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and Capella University or Strayer University were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
The failure by Capella University or Strayer University to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.
If Capella University or Strayer University pays a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret a university’s compensation practices as noncompliant, the university could be subject to sanctions or other liability. Such penalties could have a material adverse effect on our business.
The failure by Capella University or Strayer University to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Final regulations that defined misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made. In 2021, the Department began the process to amend the Borrower Defense to Repayment rules, including the definition of misrepresentation, and on October 31, 2022, the Department released final Borrower Defense to Repayment regulations, which include among other defenses “substantial misrepresentation,” with a significantly expanded definition of misrepresentation that also includes “omissions of fact.” Specifically, the new rule defines a “misrepresentation” to include any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program. This new definition was effective July 1, 2023.
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
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment Regulations, the Department announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet post-class applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and, if the Department does not adjudicate the applications by January 28, 2026, it will provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). In 2023, the Department informed institutions that: it would be notifying most schools of all applications received from June 23, 2022 to November 15, 2022 in a single send (and anticipates completing notification to all schools by approximately April 2024); it is not reviewing applications prior to sending them to institutions; it is optional for institutions to respond to the applications; and not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim. Moreover, any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a BDTR application and the Department seeks recoupment.
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
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government (the “2020 Title IX Rule”). The2020 Title IX Rule defines what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describes what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specifies how an institution must respond to allegations of sexual harassment. Among other things, the 2020 Title IX Rule includes a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020. On August 24, 2021, the Department of Education Office for Civil Rights issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing.
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment, and on October 4, 2022, the Department of Education’s Office for Civil Rights released a resource document for students and institutions addressing pregnancy and related conditions. On April 19, 2024, the Department of Education released its final rule regarding the implementation of Title IX (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
In December 2024, the Department terminated the notice of proposed rulemaking regarding the athletic-related provisions of Title IX, which were yet to be finalized.
Failure to comply with these final rules and the resulting sanctions could have a material adverse effect on our business.
Capella University and Strayer University are subject to sanctions if they fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
The Higher Education Act and Department of Education regulations require Capella University and Strayer University to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, the university may be required to post a letter of credit with the Department of Education or be subject to sanctions or other adverse actions by the Department of Education. Such consequences could have a material adverse effect on our business.
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
Each of Capella University and Strayer University collected the majority of its fiscal year 2024 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the university or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Capella University and Strayer University collected the majority of its fiscal year 2024 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
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
On May 16, 2024, the Education Services for Overseas Students Amendment (Quality and Integrity) Bill 2024, which would amend the Education Services for Overseas Students Act 2000, was introduced into the House of Representatives of the Australian Parliament. On August 15, 2024, the Bill was introduced into the Senate of the Australian Parliament. The Bill contained several measures that would authorize the Minister for Education to regulate the provision of education to overseas students, including, among other things, by limiting the enrollments of overseas students. These limits would apply to Torrens and to Think. The Bill has not passed the Senate; however, on December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which like the Bill, seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach. We are unable to predict the final specific limits or their effect at this time. Limitations on the number of enrollments of oversees students could materially and adversely affect our business.
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
Post-secondary education is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools, vocational education organizations, and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of our universities without tuition or at a lower tuition level as a result of government subsidies (including various “free college” programs), government and foundation grants, tax-

deductible contributions, and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. While we believe that our universities provide valuable education to their students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.
Capella University and Strayer University, with their online programs, operate in a highly competitive market with rapid technological changes, and they may not compete successfully.
Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities, and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. Our universities’ success will depend on their ability to adapt to these changing technologies.
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
A change in ownership resulting in a change of control of Capella University or Strayer University (or of the Company) would trigger a requirement for recertification of the university (or the universities) by the Department of Education for purposes of participation in federal student financial aid programs, a review of the university’s accreditation by its institutional accrediting agency, and reauthorization of the university (or the universities) by certain state licensing and other regulatory agencies. If we or one of our universities underwent a change of control that required approval by any state authority, any institutional accrediting agency, or any federal agency, and any required regulatory approval were significantly delayed, limited, or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn, could have a material adverse effect on our business. These factors may diminish the Company’s appeal as an acquisition target.
Capacity constraints or system disruptions to our university’s computer networks could damage the reputation of the institutions and limit our ability to attract and retain students.
The performance and reliability of our universities’ computer networks, especially the online educational platform, is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could result in the unavailability of our university’s computer networks. We cannot assure you that our universities, including their online educational platforms, will be able to expand their program infrastructure on a timely basis sufficient to meet demand for their programs. Our universities’ computer systems and operations, including those provided by third parties, could be vulnerable to interruption or malfunction due to events beyond their control, including natural disasters, telecommunications failures, and cybersecurity incidents. Any interruption to our universities’ computer systems or operations could have a material adverse effect on our ability to attract and retain students.
The Company’s computer networks, and those of third parties we use in our operations, may be vulnerable to cybersecurity risks that could disrupt operations and require the expenditure of significant resources.
The Company’s computer networks, and those of third-parties we use in our operations, may be vulnerable to unauthorized access, computer hackers, computer viruses, and other cybersecurity problems, such as ransomware attacks, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may be subject to directed attacks intended to lead to interruptions in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our students) and other data, confidential information or intellectual property. An actor who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Our safeguards to prevent and detect these risks require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated (such as the use of artificial intelligence enabled attacks, including deepfakes); these safeguards may limit the functionality of or otherwise negatively impact our service offering and systems. These systems also may be vulnerable to disruptions from other factors, including pandemic, violent incident, natural disaster, power loss, telecommunications and Internet failures, civil unrest, and other events beyond our reasonable control. As a result, we may be required to expend significant resources to protect against the threat of these cybersecurity breaches or disruptions to alleviate problems caused by these breaches or disruptions.
The personal information that the Company collects may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations and is subject to privacy and data security laws which may impact operational efficiency.
Possession and use of personal information in our operations subject us to risks and costs that could harm our business. Our universities collect, use, and retain large amounts of personal information regarding their students and their families, including social security numbers, tax return information, personal and family financial data, educational information, and payment card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, potentially resulting in a breach of student or employee data. In addition, errors in the storage, use, or transmission of personal information could result in a breach of student or employee data. Possession and use of personal information in our operations also subjects us to various U.S. state and federal legislative and regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. We cannot assure you that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by government authorities and private litigants, any of which could have a material adverse effect on our business. For example, the California Consumer Privacy Act (“CCPA”), which provides consumers with rights related to their personal information, likely applies to the Company. Were the CCPA, or an increasing number of similar laws, to apply and if we were out of compliance, we could be subject to significant civil penalties or private lawsuits brought by consumers. Moreover, certain of our operations involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), Australia’s Federal Privacy Act and Australian Privacy Principles and New Zealand’s Privacy Act, may impact or restrict the manner in which the Company is able to transfer and process personal information. Further, were a U.S. state or federal regulator or a foreign regulator to find the Company out of compliance with applicable privacy laws or regulations, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to the Company.
Failure to maintain adequate processes to prevent and detect fraudulent activity related to student online enrollment or financial aid could adversely affect our universities’ operations.
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
With the acquisition of the Australia and New Zealand portfolio, the Company now operates institutions in three different countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We also either have operations in or contract with vendors who may have employees in various countries. We may have difficulty managing and administering an internationally dispersed business, which may materially adversely after our business, financial condition and results of operation. Additional challenges associated with the international conduct of the business that may materially adversely affect our operating results include:
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
The Company’s transition to remote and hybrid working as a result of the COVID-19 pandemic continues to pose many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may also increase the chance of cybersecurity incidents, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. Any future pandemic could result in unpredictable, sustained weakness in demand, or be accompanied by temporary closure of international borders, any of which could disrupt our operations and have a material effect on our business.
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

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity program is designed to protect and preserve the confidentiality, integrity, and availability of our networks and systems, as well as information that we own or is in our care, through a risk-based approach. The Company’s program may leverage aspects of U.S. National Institute for Standards and Technology standards and other applicable industry frameworks. Our cybersecurity program identifies, assesses, and manages material risks from cybersecurity threats by implementing robust practices, processes, and technologies designed to protect our data digital assets and data.
Our cybersecurity program includes:
•annual compliance training, which includes modules on information security, and provides quarterly phishing simulation exercises to reinforce awareness and enhance cybersecurity practices;
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
The Company maintains arrangements with third party information infrastructure (IT) vendors—including “cloud computing” vendors. The Company has processes designed to manage cybersecurity risks arising from our use of such vendors, including conducting risk assessments prior to integration into the Company’s networks and additional assessments prior to contract renewals or extensions. Cybersecurity measures employed by significant third-party service providers are also further analyzed prior to introduction into our environment. The Company also commissions third-party risk assessments of certain IT vendors to identify and evaluate risks associated with each third party and to minimize potential disruptions and liabilities that may arise from external partnerships. We further manage potential threats to our systems originating with or associated with IT vendors by integrating cybersecurity requirements and other provisions into various contracts as applicable. Vulnerabilities in third-party software are monitored and managed through our vulnerability management program.
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
Governance
The Company’s Chief Information Security Officer (“CISO”) is responsible for cybersecurity at the executive level. The CISO oversees a team of cybersecurity professionals responsible for assessing and managing our material risk from cybersecurity threats. The CISO works closely with the Chief Information Officer and reports to the Chief Financial Officer and Chief Administrative Officer. The CISO also leads a cross-functional Cybersecurity Incident Response Team (“CSIRT”) responsible for responding to and managing cybersecurity incidents. The CSIRT consists of professionals from various departments within SEI, including Information Technology, Information Security, Legal, Finance, Enterprise Risk Management, Human Resources, and other key business areas. The CISO has extensive expertise in cybersecurity, including over two decades of experience at a federal law enforcement agency, where responsibilities included technical risk management, information security, cyber investigations, incident response, and cyber strategy. In addition to the CISO’s professional background, the CISO maintains several relevant industry credentials.
The Audit Committee of the Company’s Board of Directors, which is wholly comprised of independent directors, is tasked with oversight of the Company’s enterprise risk assessment and risk management policies and guidelines, including cybersecurity. The Audit Committee receives quarterly cybersecurity updates from the Chief Information Officer and/or the CISO. Each update includes, among other topics, a summary of SEI cybersecurity events, vulnerability management, ransomware readiness, and global cybersecurity trends across industries. The Audit Committee also receives updates from Internal Audit, which may report on cybersecurity in the context of enterprise risk management. The Audit Committee updates the Board of Directors as appropriate.
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
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We did not open any new campuses in the U.S. during 2024. Any new locations in the U.S. will continue to incorporate a smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online.
Our leases generally range from three to fifteen years with one to two renewal options for extended terms. As of December 31, 2024, the Company leased approximately 60 campus and administrative facilities in the United States consisting of approximately 0.7 million square feet, and approximately 10 campuses in Australia and New Zealand. In 2024, we reduced our leased and owned facility footprint in the United States by approximately 37,000 square feet, primarily due to lease terms expiring or by reducing the size of existing facilities at the time of lease renewal. The facility that we own consists of approximately 20,000 square feet.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “STRA.” As of January 31, 2025, there were 24,502,385 shares of common stock outstanding, and approximately 123 holders of record, which includes nominees or broker dealers holding stock on behalf of beneficial owners.
In 2023 and 2024, our Board of Directors approved the following dividend payments per common share:

	2023	2024
First Quarter	$0.60	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$0.60	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2019 with The Nasdaq Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), Bright Horizons Family Solutions, Inc. (BFAM), Chegg, Inc. (CHGG), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), John Wiley & Sons, Inc. (WLY), Stride Inc. (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), Perdoceo Education Corporation (PRDO), and Udemy, Inc. (UDMY). The peer group no longer includes 2U, Inc. because its securities were delisted in 2024 following its voluntary Chapter 11 bankruptcy filing to restructure and go private. At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The Nasdaq Stock Market (U.S.) Index and a Peer Group

Name	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Strategic Education, Inc.	100	61	38	54	65	68
Nasdaq Stock Market (U.S.)	100	145	177	119	173	224
Peer Group	100	118	94	89	121	180
__________________________________________________________
*The comparison assumes $100 was invested on December 31, 2019 in our common stock, the Nasdaq Stock Market (U.S.) Index, and the peer companies selected by us. Cumulative stockholder return assumes reinvestment of dividends and the peer group cumulative stockholder return is weighted by market capitalization at the beginning of each year.
There were no sales by us of unregistered securities during the year ended December 31, 2024.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date, with the most recent extension being approved by our Board of Directors in November 2024. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.
During the three months ended December 31, 2024, the Company paid $6.5 million to repurchase shares of common stock under its repurchase program. At December 31, 2024, the Company’s remaining authorization for common stock repurchases was $228.5 million, and is available for use through December 31, 2025. A summary of the Company’s share repurchases during the three months ended December 31, 2024 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
October 1 to October 31, 2024	—	$—	—	$235.0
November 1 to November 30, 2024	43,008	97.63	43,008	230.8
December 1 to December 31, 2024	23,363	98.89	23,363	228.5
Total	66,371	$98.07	66,371	$228.5
____________________________________
(1)The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 6, 2024, the Board of Directors authorized an extension of the repurchase program through December 31, 2025.
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
Background
Strategic Education, Inc. (“SEI,” “we,” “us,” “our,” or “the Company”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries, Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations also include the Education Technology Services segment, which primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs.
Segments Overview
As of December 31, 2024, we had the following reportable segments:
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
•In 2024, USHE average total student enrollment increased 6.4% to 87,550 compared to 82,267 in 2023.
•Trailing 4-quarter student persistence within USHE was 86.9% in the third quarter of 2024 compared to 87.4% for the same period in 2023. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024
87.4%	87.4%	87.3%	87.4%	87.0%	86.9%	87.0%	86.9%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 2.5% as of the end of the third quarter of 2024. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024
(6.2)%	(7.2)%	(7.4)%	(8.3)%	(7.4)%	(5.0)%	(3.8)%	(2.5)%
Education Technology Services Segment
•Our Education Technology Services segment primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Education Technology Services segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Education Technology Services segment continue to be attributed to the segment until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In 2024, average employer affiliated enrollment as a percentage of USHE average total student enrollment was 29.6% compared to 27.2% in 2023.
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
•In 2024, Australia/New Zealand average total student enrollment increased 4.8% to 19,585 compared to 18,692 in 2023.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the year ended December 31, 2024 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
Students at Capella University and Strayer University finance their education in a variety of ways, and historically a majority of our students have participated in one or more financial aid programs provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.
In Australia, domestic students may finance their education themselves or by taking a loan through the national Higher Education Loan Program provided by the Australian government to support higher education. In New Zealand, domestic students may utilize government loans to fund tuition and may be eligible for a period of “fees free” study funded by the government. International students are not eligible for funding from the Australian or New Zealand governments.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2024, we had deferred $37.1 million for estimated redemptions earned under the Graduation Fund, as compared to $44.5 million at December 31, 2023. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2024 and 2023, our bad debt expense was 4.4% and 4.3% of revenue, respectively. A change in our allowance for credit losses of 1% of gross tuition receivable as of December 31, 2024 would have changed our income from operations by approximately $1.3 million.
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
Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2024, we performed a qualitative impairment assessment, consistent with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), of goodwill assigned to all reporting units, except for goodwill assigned to the ANZ reporting unit, as well as for indefinite-lived intangible assets, except for the ANZ trade name, to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value.
Due to potential adverse financial impacts of proposed international student enrollment cap regulations in Australia, in 2024 we elected to bypass a qualitative annual impairment assessment for goodwill assigned to the ANZ reporting unit and for the ANZ indefinite-lived intangible assets and proceeded directly to a quantitative impairment assessment, consistent with ASC 350. To assess goodwill, we used an income-based approach to determine the fair value of the ANZ reporting unit, which consisted of a discounted cash flow model that included projections of future cash flows for the reporting unit, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. To assess the indefinite-lived intangible assets, we used an income-based approach to determinate the fair value of the ANZ trade name, which consisted of a discounted cash flow model, using the relief from royalty method, that included a projection of future revenues for ANZ, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. Based on the qualitative and quantitative impairment assessments performed, we concluded that no goodwill or indefinite-lived intangible asset impairments had been incurred during the years ended December 31, 2023 or 2024.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the year ended December 31, 2023. All finite-lived intangible assets related to student relationships were fully amortized by the end of 2023.
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
Results of Operations
In 2024, we generated $1,219.9 million in revenue compared to $1,132.9 million in 2023. Our income from operations increased to $155.6 million in 2024 compared to $95.3 million in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. Our net income in 2024 was $112.7 million compared to $69.8 million in 2023, and diluted earnings per share was $4.67 in 2024 compared to $2.91 in 2023.
Year Ended December 31, 2024 Compared To Year Ended December 31, 2023
Revenues. Consolidated revenues increased to $1,219.9 million in 2024 compared to $1,132.9 million in 2023, primarily due to enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions, partially offset by lower revenue per student in the USHE segment and unfavorable foreign currency exchange impacts. In the USHE segment for the year ended December 31, 2024, average total student enrollment increased 6.4% to 87,550 from 82,267 in 2023. USHE segment revenues increased 4.8% to $857.9 million in 2024 compared to $819.0 million in 2023, primarily due to the increase in student enrollment, partially offset by lower revenue per student. In the Australia/New Zealand segment for the year ended December 31, 2024, average total student enrollment increased 4.8% to 19,585 from 18,692 in 2023. Australia/New Zealand segment revenues increased 10.1% to $257.1 million in 2024 compared to $233.5 million in 2023, primarily due to the increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenues increased 30.4% to $104.9 million in 2024 compared to $80.5 million in 2023, primarily as a result of growth in Sophia Learning subscriptions, higher employer affiliated enrollment, and an increase in Workforce Edge revenue from new employer partnerships.
Instructional and support costs. Consolidated instructional and support costs increased to $650.5 million in 2024 compared to $623.9 million in 2023, principally due to increases in personnel-related costs, bad debt expense, technology-related expenses, and stock-based compensation expense, partially offset by lower student material costs and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 53.3% in 2024 from 55.1% in 2023.
General and administration expenses. Consolidated general and administration expenses increased to $412.2 million in 2024 compared to $384.4 million in 2023, principally due to higher personnel-related costs, increased investments in branding initiatives and partnerships with brand ambassadors, and higher stock-based compensation expense, partially offset by favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.8% in 2024 from 33.9% in 2023.
Amortization of intangible assets. There was no amortization of intangible assets in 2024 compared to $11.5 million in 2023, due to the finite-lived intangible assets acquired through the acquisition of ANZ becoming fully amortized in the fourth quarter of 2023.
Merger and integration costs. There were no merger and integration costs in 2024 compared to $1.5 million in 2023. These costs primarily related to integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $1.6 million in 2024 from $16.3 million in 2023, primarily due to a $6.9 million decrease in severance and other personnel-related expenses from employee terminations, a $6.1 million increase in net gains related to the early termination of operating leases, and a $3.8 million decrease in asset impairment charges, partially offset by a $2.1 million gain from the sale of property and equipment of an owned campus in 2023.
Income from operations. Consolidated income from operations increased to $155.6 million in 2024 compared to $95.3 million in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and Australia/New Zealand segments and growth in Sophia Learning subscriptions in the Education Technology Services segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. USHE segment income from operations increased 29.4% to $77.2 million in 2024 compared to $59.6 million in 2023, primarily driven by higher revenue due to an increase in student enrollment, decreased investments in branding initiatives, and lower student material costs, partially offset by higher personnel-related costs, bad debt expense, and technology-related expenses. Australia/New Zealand segment income from operations increased 4.3% to $37.4 million in 2024 compared to $35.9 million in 2023, primarily driven by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by increased investments in branding initiatives, higher personnel-related costs, and higher stock-based compensation expense. Education Technology Services segment income from operations increased 46.9% to $42.7 million in 2024 compared to $29.1 million in 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions, an increase in employer affiliated enrollment, and an increase in Workforce Edge revenue from new employer partnerships, partially offset by higher personnel-related costs.
Other income. Other income increased to $5.8 million in 2024 compared to $5.4 million in 2023, primarily due to a $3.4 million decrease in interest expense and a $2.1 million increase in interest income, partially offset by a $5.1 million decrease in investment income from our limited partnerships. We incurred $3.8 million of interest expense in 2024 compared to $7.2 million in 2023.
Provision for income taxes. Income tax expense was $48.7 million in 2024 compared to $30.9 million in 2023. Our effective tax rate for 2024 was 30.2%, compared to 30.7% in 2023. Income tax expense for the years ended December 31, 2024 and 2023 includes shortfall tax impacts related to share-based payment arrangements of approximately $1.2 million and $1.4 million, respectively. Our effective tax rate, excluding these and other discrete tax adjustments, was 29.0% for 2024.
Net income. Net income increased to $112.7 million in 2024 compared to $69.8 million in 2023 due to the factors discussed above.
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
Provision for income taxes. Income tax expense was $30.9 million in 2023 compared to $22.9 million in 2022. Our effective tax rate for 2023 was 30.7%, compared to 32.9% in 2022. Income tax expense for the years ended December 31, 2023 and 2022 includes shortfall tax impacts related to share-based payment arrangements of approximately $1.4 million and $1.5 million, respectively. Our effective tax rate, excluding these and other discrete tax adjustments, was 30.0% for 2023.
Net income. Net income increased to $69.8 million in 2023 compared to $46.7 million in 2022 due to the factors discussed above.
Non-GAAP Financial Measures
In the accompanying analysis of financial information for the three years ended December 31, 2024, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with GAAP. These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the year ended December 31, 2024 are also presented on a constant currency basis.
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
Adjusted income from operations was $157.3 million in 2024 compared to $124.6 million in 2023. Adjusted net income was $117.7 million in 2024 compared to $89.1 million in 2023, and adjusted diluted earnings per share was $4.87 in 2024 compared to $3.72 in 2023.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,219,930	$—	$—	$—	$—	$—	$1,219,930
Total costs and expenses	$1,064,302	$—	$—	$(1,648)	$—	$—	$1,062,654
Income from operations	$155,628	$—	$—	$1,648	$—	$—	$157,276
Operating margin	12.8%						12.9%
Income before income taxes	$161,432	$—	$—	$1,648	$2,660	$—	$165,740
Net income	$112,684	$—	$—	$1,648	$2,660	$684	$117,676

Diluted earnings per share	$4.67						$4.87
Weighted average diluted shares outstanding	24,140						24,140
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2023 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,132,924	$—	$—	$—	$—	$—	$1,132,924
Total costs and expenses	$1,037,603	$(11,457)	$(1,544)	$(16,256)	$—	$—	$1,008,346
Income from operations	$95,321	$11,457	$1,544	$16,256	$—	$—	$124,578
Operating margin	8.4%						11.0%
Income before income taxes	$100,726	$11,457	$1,544	$16,256	$(2,718)	$—	$127,265
Net income	$69,791	$11,457	$1,544	$16,256	$(2,718)	$(7,245)	$89,085

Diluted earnings per share	$2.91						$3.72
Weighted average diluted shares outstanding	23,956						23,956

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2022 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$1,065,480	$—	$—	$—	$—	$—	$1,065,480
Total costs and expenses	$994,720	$(14,350)	$(1,117)	$(2,115)	$—	$—	$977,138
Income from operations	$70,760	$14,350	$1,117	$2,115	$—	$—	$88,342
Operating margin	6.6%						8.3%
Income before income taxes	$69,569	$14,350	$1,117	$2,115	$(579)	$—	$86,572
Net income	$46,670	$14,350	$1,117	$2,115	$(579)	$(3,419)	$60,254

Diluted earnings per share	$1.94						$2.51
Weighted average diluted shares outstanding	23,998						23,998
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
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0%, 30.0%, and 30.4%, for 2024, 2023, and 2022, respectively.
The table below presents our adjusted results of operations on a constant currency basis for the year ended December 31, 2024 (amounts in thousands, except per share data):

	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$1,219,930	$977	$1,220,907
Total costs and expenses	$1,062,654	$1,292	$1,063,946
Income from operations	$157,276	$(315)	$156,961
Operating margin	12.9%		12.9%
Income before income taxes	$165,740	$(297)	$165,443
Net income	$117,676	$(212)	$117,464

Diluted earnings per share	$4.87		$4.87
Weighted average diluted shares outstanding	24,140		24,140
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the year ended December 31, 2024 at a constant exchange rate of 0.66 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2023.
Liquidity and Capital Resources
At December 31, 2024, we had cash, cash equivalents, and marketable securities of $199.0 million compared to $208.7 million at December 31, 2023. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at December 31, 2024 and 2023. In addition, we invest excess cash in U.S. treasury bills with maturities of three months or less, which are included in cash and cash equivalents. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. We earned interest income of $12.5 million, $10.4 million, and $3.8 million in each of the years ended December 31, 2024, 2023, and 2022, respectively.
We are party to a credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2024. During the third quarter of 2024, we repaid the remaining $61.3 million outstanding balance under the Revolving Credit Facility. We had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2024 and $61.4 million outstanding under our Revolving Credit Facility as of December 31, 2023. During each of the years ended December 31, 2024 and 2023, we paid $3.2 million and $6.8 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities increased to $169.3 million in 2024 compared to $117.1 million in 2023. The increase in net cash from operating activities was primarily driven by higher earnings and favorable changes in working capital.
Our net cash used in investing activities increased to $64.4 million in 2024 compared to $48.5 million in 2023. The increase in net cash used in investing activities was primarily driven by a $27.2 million increase in purchases of marketable securities, a $5.9 million decrease in cash proceeds related to the sale of property and equipment, and higher capital expenditures, partially offset by a $21.2 million increase in cash proceeds from marketable securities. Capital expenditures increased to $40.6 million in 2024 compared to $36.9 million in 2023, primarily due to the timing of capital projects.
Our net cash used in financing activities increased to $136.8 million in 2024 compared to $113.6 million in 2023. The increase in net cash used in financing activities was primarily driven by a $61.3 million long-term debt payment in 2024 compared to a $40.0 million long-term debt payment in 2023, a $1.7 million payment of debt financing costs in 2024, and a $1.5 million increase in share repurchases, partially offset by a $1.5 million decrease in net payments for employee stock awards.
The Board of Directors declared an annual cash dividend of $2.40 per common share, payable in equal parts quarterly. During the year ended December 31, 2024, we paid a total of $59.0 million in cash dividends on our common stock compared to $58.8 million in 2023. During the year ended December 31, 2024, we paid $11.5 million to repurchase shares of common stock in the open market under our repurchase program, compared to $10.0 million in 2023. As of December 31, 2024, we had $228.5 million remaining in share repurchase authorization to use through December 31, 2025.
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
The table below sets forth our contractual cash commitments associated with lease liabilities as of December 31, 2024 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease liabilities	$149,168	$27,743	$41,467	$33,620	$46,338
As of December 31, 2024, we have a commitment to invest up to $2.1 million in our four limited partnership investments through 2031. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. As of December 31, 2024, our maximum estimated commitment fee is $0.8 million per annum related to the unused portion of our credit facility.
Recently Issued Accounting Standards
Refer to Note 2, Significant Accounting Policies, within the footnotes to the consolidated financial statements for recently issued accounting standards.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2024, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of December 31, 2024. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 21.1% of our consolidated revenues for the year ended December 31, 2024. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the year ended December 31, 2024, a hypothetical 10% adverse change in the average annual foreign currency exchange rates would have decreased our consolidated revenues by approximately $25.7 million. In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2024 was a decrease of $3.5 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Australia/New Zealand (ANZ) Reporting Unit
As described in Note 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,206.9 million as of December 31, 2024, of which $474.8 million relates to the ANZ reporting unit. The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2024, the Company elected to bypass a qualitative annual impairment assessment for goodwill assigned to the ANZ reporting unit and proceeded directly to a quantitative impairment assessment using the first day of the fourth quarter of 2024 as the assessment date. Management used an income-based approach which consisted of a discounted cash flow model to determine the fair value of the ANZ reporting unit. The assumptions and estimates used in determining the estimated fair value of the ANZ reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, revenue growth, operating margins, the discount rate, and the terminal growth rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the ANZ reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the ANZ reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, operating margins, the discount rate, and the terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the ANZ reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the ANZ reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth, operating margins, the discount rate, and the terminal growth rate. Evaluating management’s assumptions related to revenue growth and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the ANZ reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.
Strayer University Graduation Fund Liability – Undergraduate Degree Programs
As described in Note 3 to the consolidated financial statements, the Company’s consolidated Strayer University Graduation Fund liability was $37.1 million as of December 31, 2024, of which $35.3 million related to students enrolled in undergraduate degree programs. Strayer University offers the Graduation Fund, a program which allows undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future. Management’s estimate of the benefits that will be redeemed in the future is based on the Company’s historical experience of student persistence toward completion of a course of study within this program and similar programs.
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
February 27, 2025
We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$168,481	$137,074
Marketable securities	39,728	46,949
Tuition receivable, net	76,102	76,127
Other current assets	44,758	44,793
Total current assets	329,069	304,943
Property and equipment, net	118,529	111,247
Right-of-use lease assets	119,202	103,673
Marketable securities, non-current	483	14,981
Intangible assets, net	251,623	245,098
Goodwill	1,251,888	1,206,883
Other assets	54,419	62,910
Total assets	$2,125,213	$2,049,735

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,888	$101,749
Income taxes payable	2,200	2,926
Contract liabilities	92,341	89,563
Lease liabilities	24,190	22,222
Total current liabilities	209,619	216,460
Long-term debt	61,400	—
Deferred income tax liabilities	28,338	27,586
Lease liabilities, non-current	127,735	103,004
Other long-term liabilities	45,603	40,186
Total liabilities	472,695	387,236
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,406,816 and 24,502,385 shares issued and outstanding at December 31, 2023 and 2024, respectively	244	245
Additional paid-in capital	1,517,650	1,532,414
Accumulated other comprehensive loss	(34,247)	(88,565)
Retained earnings	168,871	218,405
Total stockholders’ equity	1,652,518	1,662,499
Total liabilities and stockholders’ equity	$2,125,213	$2,049,735
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2022	2023	2024
Revenues	$1,065,480	$1,132,924	$1,219,930
Costs and expenses:
Instructional and support costs	597,321	623,903	650,496
General and administration	379,817	384,443	412,158
Amortization of intangible assets	14,350	11,457	—
Merger and integration costs	1,117	1,544	—
Restructuring costs	2,115	16,256	1,648
Total costs and expenses	994,720	1,037,603	1,064,302
Income from operations	70,760	95,321	155,628
Other income (expense)	(1,191)	5,405	5,804
Income before income taxes	69,569	100,726	161,432
Provision for income taxes	22,899	30,935	48,748
Net income	$46,670	$69,791	$112,684
Earnings per share:
Basic	$1.97	$2.98	$4.81
Diluted	$1.94	$2.91	$4.67
Weighted average shares outstanding:
Basic	23,679	23,403	23,406
Diluted	23,998	23,956	24,140
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2022	2023	2024
Net income	$46,670	$69,791	$112,684
Other comprehensive income (loss):
Foreign currency translation adjustments	(43,425)	533	(54,564)
Unrealized gains (losses) on marketable securities, net of tax	(846)	288	246
Comprehensive income	$2,399	$70,612	$58,366
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2021	24,592,098	$246	$1,529,969	$174,572	$9,203	$1,713,990
Stock-based compensation	—	—	21,763	29	—	21,792
Exercise of stock options	377	—	14	—	—	14
Issuance of restricted stock, net	422,520	4	(2,917)	—	—	(2,913)
Repurchase of common stock	(612,104)	(6)	(37,905)	(2,205)	—	(40,116)
Common stock dividends ($2.40 per share)	—	—	—	(59,376)	—	(59,376)
Foreign currency translation adjustment	—	—	—	—	(43,425)	(43,425)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(846)	(846)
Net income	—	—	—	46,670	—	46,670
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	19,557	215	—	19,772
Exercise of stock options	4,138	—	223	—	—	223
Issuance of restricted stock, net	128,860	1	(5,048)	—	—	(5,047)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($2.40 per share)	—	—	—	(58,819)	—	(58,819)
Foreign currency translation adjustment	—	—	—	—	533	533
Unrealized gains on marketable securities, net of tax	—	—	—	—	288	288
Net income	—	—	—	69,791	—	69,791
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	25,571	—	—	25,571
Exercise of stock options	8,056	—	512	—	—	512
Issuance of restricted stock, net	207,439	2	(3,833)	—	—	(3,831)
Repurchase of common stock	(119,926)	(1)	(7,486)	(4,051)	—	(11,538)
Common stock dividends ($2.40 per share)	—	—	—	(59,099)	—	(59,099)
Foreign currency translation adjustment	—	—	—	—	(54,564)	(54,564)
Unrealized gains on marketable securities, net of tax	—	—	—	—	246	246
Net income	—	—	—	112,684	—	112,684
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2023	2024
Cash flows from operating activities:
Net income	$46,670	$69,791	$112,684
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	(2,886)	(2,136)	—
Gain on early termination of operating leases, net	(1,187)	(141)	(6,166)
Amortization of deferred financing costs	552	557	674
Amortization of investment discount/premium	32	(65)	(290)
Depreciation and amortization	63,124	57,313	44,378
Deferred income taxes	(8,667)	(6,322)	(150)
Stock-based compensation	21,792	19,772	25,571
Impairment of right-of-use lease assets	1,185	5,135	677
Changes in assets and liabilities:
Tuition receivable, net	(12,558)	(12,874)	221
Other assets	3,584	(7,631)	(11,622)
Accounts payable and accrued expenses	(4,339)	552	11,577
Income taxes payable and income taxes receivable	7,580	(4,688)	1,067
Contract liabilities	18,960	4,495	(2,948)
Other liabilities	(7,790)	(6,639)	(6,342)
Net cash provided by operating activities	126,052	117,119	169,331

Cash flows from investing activities:
Purchases of property and equipment	(43,170)	(36,943)	(40,580)
Purchases of marketable securities	—	(26,905)	(54,117)
Proceeds from marketable securities	6,420	9,800	31,025
Proceeds from sale of property and equipment	6,525	5,890	—
Proceeds from other investments	—	457	20
Other investments	(335)	(314)	(531)
Cash paid for acquisition, net of cash acquired	(800)	(530)	(177)
Net cash used in investing activities	(31,360)	(48,545)	(64,360)

Cash flows from financing activities:
Common dividends paid	(59,240)	(58,780)	(58,971)
Payments on long-term debt	(40,000)	(40,000)	(61,275)
Net payments for stock awards	(3,004)	(4,828)	(3,318)
Payments of deferred financing costs	—	—	(1,698)
Repurchase of common stock	(40,116)	(9,999)	(11,510)
Net cash used in financing activities	(142,360)	(113,607)	(136,772)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,090)	(496)	(3,468)
Net decrease in cash, cash equivalents, and restricted cash	(51,758)	(45,529)	(35,269)
Cash, cash equivalents, and restricted cash — beginning of period	279,212	227,454	181,925
Cash, cash equivalents, and restricted cash — end of period	$227,454	$181,925	$146,656
Non-cash transactions:
Non-cash additions to property and equipment	$1,718	$3,066	$2,488
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million of these unpaid obligations as of December 31, 2023 and 2024. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2023 and 2024, the Company had approximately $11.1 million and $7.3 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2023 and 2024 (in thousands):

	As of December 31,
	2023	2024
Cash and cash equivalents	$168,481	$137,074
Restricted cash included in other current assets	12,944	9,082
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$181,925	$146,656
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
The Company’s held-to-maturity marketable securities consist of term deposits, U.S. treasury securities, and corporate debt securities, which are carried at amortized cost. The Company’s available-for-sale marketable securities consist of tax-exempt municipal securities and corporate debt securities, which are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.

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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Tuition receivable	$123,357	$127,012
Allowance for credit losses	(47,255)	(50,885)
Tuition receivable, net	$76,102	$76,127
An additional $2.5 million and $7.0 million of tuition receivable, net, are included in other assets as of December 31, 2023 and 2024, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for each of the three years ended December 31, 2024 (in thousands):

	2022	2023	2024
Allowance for credit losses, beginning of period	$48,783	$47,586	$47,605
Additions charged to expense	41,226	48,444	53,491
Write-offs, net of recoveries	(42,423)	(48,425)	(54,911)
Allowance for credit losses, end of period	$47,586	$47,605	$46,185
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. During the years ended December 31, 2022, 2023, and 2024, the Company recognized $2.5 million, $0.4 million and $0.2 million, respectively, of impairment charges related to property and equipment, which is included in Restructuring costs on the consolidated statements of income.
Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense of property and equipment was $52.0 million, $48.4 million and $44.4 million for the years ended December 31, 2022, 2023, and 2024, respectively. Included in the 2022 and 2023 depreciation and amortization expense amount is $3.2 million and $2.6 million of depreciation expense, respectively, related to content acquired in the ANZ acquisition, which is included in Amortization of intangible assets on the consolidated statements of income. Repairs and maintenance costs are expensed as incurred.
Over the last several years, the Company has been evaluating its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. The Company sold one owned U.S. Higher Education campus in both 2022 and 2023. The Company sold the long-lived assets, consisting of land, buildings, and building improvements, related to these owned campuses and recognized a $2.9 million and $2.1 million gain on sale during the years ended December 31, 2022 and 2023, respectively, which is included in Restructuring costs on the consolidated statements of income.
Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with ASC 350-40, Internal-Use Software. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2024 in the consolidated statements of cash flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,406,816 and 24,502,385 shares were issued and outstanding as of December 31, 2023 and 2024, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.60 per common share for each quarter of 2024. The Company paid these quarterly cash dividends in March, June, September and December of 2024.
Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $181.3 million, $185.0 million and $186.3 million for the years ended December 31, 2022, 2023, and 2024, respectively, and are included within General and administration expense on the consolidated statements of income.
Stock-Based Compensation
In accordance with ASC 718, Stock Compensation, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The fair value of restricted stock awards granted is measured using the fair value of the Company’s common stock on the date of grant or the most recent modification date, whichever is later. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2024 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures.

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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2024 (in thousands):

	2022	2023	2024
Weighted average shares outstanding used to compute basic earnings per share	23,679	23,403	23,406
Incremental shares issuable upon the assumed exercise of stock options	3	4	5
Unvested restricted stock and restricted stock units	316	549	729
Shares used to compute diluted earnings per share	23,998	23,956	24,140

Anti-dilutive shares excluded from the diluted earnings per share calculation	114	174	—
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2022, 2023, and 2024, the balance of accumulated other comprehensive loss was $35.1 million, net of tax of $0.1 million, $34.2 million, net of tax of $0.1 million, and $88.6 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the years ended December 31, 2022, 2023, and 2024.
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
The tax years since 2021 remain open for federal tax examination, the tax years since 2020 remain open to examination by certain states, and the tax years since 2019 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced Pillar Two Model Rules to establish a global minimum tax rate of 15% on a per-country basis. Countries where the Company operates, such as

Australia and New Zealand, have enacted domestic legislation to implement these global corporate minimum tax rules for fiscal years beginning after January 1, 2024, and January 1, 2025, respectively. The Company has evaluated the impact of the OECD’s Pillar Two framework on its financial statements and determined that Pillar Two did not have a material impact on its 2024 financial statements. We remain compliant with all relevant regulations and will continue to monitor any future developments that may affect our financial reporting.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. The standard also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment disclosures to be provided on an annual and interim basis. The Company adopted ASU 2023-07 for its annual reporting period ended on December 31, 2024 and applied the amendments retrospectively. See Note 20 for the required segment disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of specific categories in the effective tax rate reconciliation. Further, the standard requires certain disclosures of state versus federal income tax expense and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disclosure of amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion within each income statement expense line item that contains any of these expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2022, 2023, and 2024 (in thousands):

	2022	2023	2024
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$738,050	$784,066	$820,913
Other(1)	32,929	34,887	36,977
Total U.S. Higher Education Segment	770,979	818,953	857,890
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	224,400	226,393	249,336
Other(1)	6,347	7,125	7,783
Total Australia/New Zealand Segment	230,747	233,518	257,119
Education Technology Services Segment(2)	63,754	80,453	104,921
Consolidated revenue	$1,065,480	$1,132,924	$1,219,930
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
At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the consolidated balance sheets based on when the benefits are expected to be realized. Substantially all of the contract liability balance classified as short term at the beginning of the year was recognized into revenue during the year ended December 31, 2024.
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

Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $15.9 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund for the years ended December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Balance at beginning of period	$46,842	$44,480
Revenue deferred	20,173	20,300
Benefit redeemed	(22,535)	(27,662)
Balance at end of period	$44,480	$37,118
The portion of the Graduation Fund balance related to students enrolled in undergraduate degree programs was $40.6 million and $35.3 million as of December 31, 2023 and 2024, respectively. The remaining Graduation Fund balance related to students enrolled in master’s degree programs.
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University and Strayer University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2023 and 2024, the Company had $11.8 million and $14.7 million, respectively, of contract liabilities in the consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $5.3 million and is included as a current contract liability in the consolidated balance sheets.
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
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. During the years ended December 31, 2023 and 2024, the Company incurred $12.0 million and $4.9 million, respectively, of severance and other employee separation charges related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the consolidated statements of income.

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities for the year ended December 31, 2024 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2022	$—
Restructuring and other charges	12,015
Payments	(11,220)
Balance as of December 31, 2023(1)	795
Restructuring and other charges	4,902
Payments	(5,163)
Balance as of December 31, 2024(1)	$534
_________________________________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. During the years ended December 31, 2022, 2023, and 2024, the Company recorded right-of-use lease asset charges of approximately $1.2 million, $5.1 million, and $0.7 million, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $2.5 million, $0.4 million and $0.2 million during the years ended December 31, 2022, 2023, and 2024, respectively. The Company recorded net benefits related to the early termination and related extinguishment of lease liabilities of approximately $1.2 million, $0.1 million and $6.2 million during the years ended December 31, 2022, 2023, and 2024, respectively. During the years ended December 31, 2022 and 2023 the Company recorded gains from the sale of property and equipment of owned campuses that were previously closed of approximately $2.9 million and $2.1 million, respectively. These right-of-use lease asset and fixed asset impairment charges, net benefits from early lease terminations, and gains on the sale of property and equipment are included in Restructuring costs on the consolidated statements of income.
In the third quarter of 2020, the Company began implementing a restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment following the COVID-19 pandemic. Under this plan, the Company incurred severance and other employee separation costs related to voluntary and involuntary employee terminations.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities related to the 2020 Restructuring Plan for the year ended December 31, 2022 (in thousands):

2020 Restructuring Plan
Balance at December 31, 2021	$1,612
Restructuring and other charges	1,241
Payments	(2,853)
Balance at December 31, 2022	—
The final severance payments under the 2020 Restructuring Plan were made in the third quarter of 2022.

5.    Marketable Securities
The following is a summary of available-for-sale securities, which are carried at fair value, as of December 31, 2023 and 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2023
Tax-exempt municipal securities	$10,055	$2	$(144)	$9,913
Corporate debt securities	3,202	—	(79)	3,123
Total	$13,257	$2	$(223)	$13,036

Balance as of December 31, 2024
Corporate debt securities	$500	$—	$(1)	$499
Total	$500	$—	$(1)	$499
The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2023 and 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2023
Term deposits	$27,175	$—	$—	$27,175
Total	$27,175	$—	$—	$27,175

Balance as of December 31, 2024
Term deposits	$21,653	$—	$—	$21,653
U.S. treasury securities	19,778	18	—	19,796
Corporate debt securities	20,000	—	(26)	19,974
Total	$61,431	$18	$(26)	$61,423
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2023 and 2024 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2024, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $0.5 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the years ended December 31, 2022, 2023, and 2024. The Company has no allowance for credit losses related to its available-for-sale or held-to-maturity securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023		December 31, 2024
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$12,553	$27,175	$499	$46,450
Due after one year through five years	483	—	—	14,981
Total	$13,036	$27,175	$499	$61,431

The following table summarizes the purchases of and proceeds from marketable securities for the years ended December 31, 2022, 2023, and 2024 (in thousands):

	December 31, 2022	December 31, 2023	December 31, 2024
Purchases of marketable securities
Purchases of available-for-sale securities	$—	$—	$—
Purchases of held-to-maturity securities	—	26,905	54,117
Total purchases of marketable securities	$—	$26,905	$54,117

Proceeds from marketable securities
Maturities of available-for-sale securities	$6,420	$9,800	$12,805
Maturities of held-to-maturity securities	—	—	18,220
Total proceeds from marketable securities	$6,420	$9,800	$31,025
The Company did not sell any available-for-sale or held-to-maturity securities during the years ended December 31, 2022, 2023, and 2024. The Company did not record any gross realized gains or losses in net income during the years ended December 31, 2022, 2023, and 2024.
6.    Property and Equipment
The composition of property and equipment as of December 31, 2023 and 2024 is as follows (in thousands):

	December 31, 2023	December 31, 2024	Estimated useful life (years)
Land	$1,499	$1,499	—
Buildings and improvements	6,707	6,186	10-40
Furniture and office equipment	40,520	39,196	5-7
Computer hardware	12,339	13,142	3-7
Computer software	173,537	175,039	3-10
Leasehold improvements	72,351	67,858	3-15
Construction in progress	6,525	8,006	—
	313,478	310,926
Accumulated depreciation and amortization	(194,949)	(199,679)
	$118,529	$111,247
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

The components of lease costs were as follows for the years ended December 31, 2022, 2023, and 2024 (in thousands)

	2022	2023	2024
Lease Cost:
Operating lease cost(1)	$28,404	$29,897	$19,012
Short-term lease cost	641	360	429
Sublease income	(1,135)	(906)	(389)
Total lease costs	$27,910	$29,351	$19,052
___________________________________________________________
(1)During the years ended December 31, 2022, 2023, and 2024, operating lease cost includes $1.2 million, $5.1 million, and $0.7 million of right-of-use lease asset impairment charges, respectively, related to redundant leased space that was vacated during the year. During the years ended December 31, 2022, 2023 and 2024, operating lease cost includes $1.2 million, $0.1 million, and $6.2 million, respectively, of net benefits related to the early termination and related extinguishment of lease liabilities.
The following table provides a summary of the Company’s average lease term and discount rate as of December 31, 2023 and 2024:

	As of December 31, 2023	As of December 31, 2024
Weighted average remaining lease term (years)	6.6	6.8
Weighted average discount rate	4.27%	4.88%
Supplemental information related to the Company’s leases for the years ended December 31, 2022, 2023, and 2024 (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$35,138	$30,742	$30,348
Right-of-use assets obtained in exchange for operating lease liabilities	$4,674	$17,921	$10,299
Maturities of lease liabilities (in thousands):

Year Ending December 31,
2025	$27,743
2026	21,435
2027	20,032
2028	17,838
2029	15,782
Thereafter	46,338
Total lease payments	149,168
Less: interest	(23,942)
Present value of lease liabilities	$125,226

8.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,231	$92,231	$—	$—
U.S. treasury bills	5,000	5,000	—	—
Available-for-sale securities:
Tax-exempt municipal securities	9,913	—	9,913	—
Corporate debt securities	3,123	—	3,123	—
Total assets at fair value on a recurring basis	$110,267	$97,231	$13,036	$—
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,416	$92,416	$—	$—
Available-for-sale securities:
Corporate debt securities	499	—	499	—
Total assets at fair value on a recurring basis	$92,915	$92,416	$499	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds and U.S. treasury bills — Classified in Level 1 is excess cash the Company holds in money market funds and U.S. treasury bills with original maturities of three months or less, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company’s cash and cash equivalents at December 31, 2023 and 2024 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
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
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities at December 31, 2023 and 2024 was $27.2 million and $61.4 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2023 or 2024.

9.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2023 and 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2022	$632,075	$519,202	$100,000	$1,251,277
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	611	—	611
Balance as of December 31, 2023	632,075	519,813	100,000	1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(45,005)	—	(45,005)
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2024, the Company performed a qualitative impairment assessment of goodwill assigned to all reporting units, except for the goodwill assigned to the ANZ reporting unit, using the first day of the fourth quarter of 2024 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for these reporting units as of the assessment date.
Due to potential adverse financial impacts of proposed international student enrollment cap regulations in Australia, in 2024 the Company elected to bypass a qualitative annual impairment assessment for goodwill assigned to the ANZ reporting unit and proceeded directly to a quantitative impairment assessment using the first day of the fourth quarter of 2024 as the assessment date. The Company used an income-based approach to determine the fair value of the ANZ reporting unit. The income approach consisted of a discounted cash flow model that included projections of future cash flows for the reporting unit, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, revenue growth, operating margins, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair value of its ANZ reporting unit exceeded its carrying value. Accordingly, no goodwill impairment charges were recorded during the years ended December 31, 2022, 2023, and 2024.
Intangible Assets
The Company’s finite-lived intangible assets are comprised of approximately $200.0 million of student relationships, which were amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflected the pattern in which the economic benefits of the assets were consumed over their estimated useful lives. All finite-lived intangible assets were fully amortized by the end of 2023. Amortization expense related to finite-lived intangible assets was $11.1 million and $8.9 million for the years ended December 31, 2022 and 2023, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The following table presents changes in the carrying value of indefinite-lived intangible assets for the years ended December 31, 2023 and 2024 (in thousands):

Indefinite-Lived Intangible Assets
Balance as of December 31, 2022	$251,481
Additions	—
Impairments	—
Currency translation adjustments	142
Balance as of December 31, 2023	251,623
Additions	—
Impairments(1)	(800)
Currency translation adjustments	(5,725)
Balance as of December 31, 2024	$245,098
_________________________________________________________
(1)In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge, which is included in Restructuring costs on the consolidated statements of income.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. There were no impairment charges related to indefinite-lived intangible assets recorded during the years ended December 31, 2022 and 2023.
In 2024, the Company performed a qualitative impairment assessment related to its indefinite-lived intangible assets, except for the ANZ trade name, using the first day of the fourth quarter of 2024 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for these indefinite-lived intangible assets as of the assessment date.
In 2024, the Company elected to perform a quantitative impairment assessment for indefinite-lived intangible assets related to the ANZ trade name using the first day of the fourth quarter of 2024 as the assessment date. The Company used an income-based approach to determine the fair value of the ANZ trade name. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included a projection of future revenues for ANZ, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value of the ANZ trade name primarily consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ trade name include, but are not limited to, the amounts and timing of future revenue growth rates, the royalty rate, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future revenue growth rates consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The royalty rate is based on the Company’s assumption of what a reasonable market participant would pay to license the ANZ trade name, expressed as a percentage of revenues. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair value of the ANZ trade name exceeded its carrying value.

10.    Other Current Assets
Other current assets consist of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Prepaid expenses	$20,028	$20,841
Cloud computing arrangements	6,870	9,402
Restricted cash	12,944	9,082
Other	4,916	5,468
Other current assets	$44,758	$44,793
11.    Other Assets
Other assets consist of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Cloud computing arrangements, net of current portion	$12,806	$18,328
Prepaid expenses, net of current portion	16,679	15,678
Equity method investments	16,068	13,428
Tuition receivable, net, non-current	2,516	7,040
Other investments	2,806	2,786
Other	3,544	5,650
Other assets	$54,419	$62,910
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2023 and 2024, $16.2 million and $14.7 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.1 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2023 and 2024 (in thousands):

	2023	2024
Limited partnership investments, beginning of period	$13,879	$16,068
Capital contributions	314	531
Pro-rata share in the net income (loss) of limited partnerships	2,953	(2,699)
Distributions	(1,078)	(472)
Limited partnership investments, end of period	$16,068	$13,428
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
12.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Trade payables	$49,247	$55,733
Accrued compensation and benefits	34,988	38,843
Accrued student obligations and other	6,653	7,173
Accounts payable and accrued expenses	$90,888	$101,749
13.    Long-Term Debt
On October 18, 2024, the Company entered into an amended credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. The maturity date of the Amended Credit Facility is October 18, 2029. The Company paid approximately $1.7 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.
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

The Company was in compliance with all covenants of the Amended Credit Facility as of December 31, 2024.
As of December 31, 2023, the Company had approximately $61.4 million outstanding under the Revolving Credit Facility, of which approximately $3.4 million was denominated in Australian dollars. During the third quarter of 2024, the Company repaid the remaining $61.3 million outstanding balance under the Revolving Credit Facility. The Company had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2024.
During the years ended December 31, 2022, 2023 and 2024, the Company paid $4.2 million, $6.8 million and $3.2 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
14.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Contract liabilities, net of current portion	$37,188	$34,505
Asset retirement obligations	5,225	3,876
Other	3,190	1,805
Other long-term liabilities	$45,603	$40,186
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
On April 27, 2022, the Company’s shareholders approved the First Amendment to the 2018 Plan, which increased the total number of shares of common stock available for issuance under the 2018 Plan by the number of shares that were available for issuance under the 2014 Capella Plan as of the effective date of the First Amendment, plus the number of shares that may become available upon the future expiration, forfeiture or cancellation of outstanding awards under the Capella Plans. Subsequent to the shareholders approval of the First Amendment, all equity-based awards are granted under the 2018 Plan. As of December 31, 2024, 498,862 shares were available for issuance under the 2018 Plan.
As of December 31, 2024, the Company has issued and outstanding awards under the 2018 Plan and the 2014 Capella Plan.

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
Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2024:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2021	707,541	$106.93
Grants	534,652	50.72
Vested shares	(139,375)	95.27
Forfeitures	(31,257)	62.43
Balance, December 31, 2022	1,071,561	81.70
Grants	271,576	93.93
Vested shares	(154,764)	124.19
Forfeitures	(97,251)	74.03
Balance, December 31, 2023	1,091,122	80.08
Grants	273,533	95.34
Vested shares	(124,897)	137.81
Forfeitures	(9,417)	69.37
Balance, December 31, 2024	1,230,341	$78.03
Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2024:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2021	23,676	$65.30	4.0	$93
Grants	—	—
Exercises	(377)	36.87
Forfeitures/Expirations	—	—
Balance, December 31, 2022	23,299	65.76	3.0	352
Grants	—	—
Exercises	(4,138)	53.95
Forfeitures/Expirations	—	—
Balance, December 31, 2023	19,161	68.32	2.2	461
Grants	—	—
Exercises	(8,056)	63.57
Forfeitures/Expirations	—	—
Balance, December 31, 2024	11,105	$71.76	1.6	$241
Exercisable, December 31, 2024	11,105	$71.76	1.6	$241
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

The Company received $14 thousand, $0.2 million, and $0.5 million of net cash proceeds related to stock options exercised during the years ended December 31, 2022, 2023, and 2024, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2022, 2023, and 2024 was $15 thousand, $0.1 million, and $0.3 million, respectively.
Valuation and Expense Information under ASC 718, Stock Compensation
At December 31, 2024, total stock-based compensation cost which has not yet been recognized was $39.8 million for unvested restricted stock and restricted stock units. This cost is expected to be recognized over the next 1.6 years on a weighted-average basis. Approximately 804,000 shares of restricted stock awards and restricted stock units are subject to performance conditions. The stock-based compensation expense for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2022, 2023, and 2024 (in thousands):

	2022	2023	2024
Instructional and support costs	$7,026	$5,804	$6,989
General and administration	14,766	13,461	18,239
Restructuring costs	—	507	343
Stock-based compensation expense included in operating expense	21,792	19,772	25,571
Tax benefit	5,488	5,156	6,824
Stock-based compensation expense, net of tax	$16,304	$14,616	$18,747
During the years ended December 31, 2022, 2023, and 2024, the Company recognized shortfall tax impacts of approximately $1.5 million, $1.4 million, and $1.2 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
16.    Other Employee Benefit Plans
The Company sponsors the Strategic Education, Inc. 401(k) Plan, which covers all eligible employees of the Company. The Company makes discretionary contributions to participants of the Strategic Education, Inc. 401(k) Plan through a Company match of 100% on the first 2%, and 50% on the next 2%, of the employee contributions, for a maximum company match of 3%. The Company’s contributions to these plans totaled $7.7 million, $8.2 million and $8.6 million for the years ended December 31, 2022, 2023, and 2024, respectively.
Pursuant to local laws, ANZ is required to make contributions on behalf of its employees for post-retirement superannuation benefits. In addition, ANZ has recorded a liability for long service leave, an entitlement for which employees meeting certain requirements are eligible for extended paid leave. The Company incurred $8.7 million, $8.6 million, and $9.3 million in expense related to these arrangements for the benefit of ANZ employees for the years ended December 31, 2022, 2023, and 2024, respectively.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2022, 2023, and 2024 were as follows:

	Shares purchased	Average price per share
2022	16,183	$58.94
2023	13,934	$72.38
2024	12,507	$90.79

17.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2024, $228.5 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2025. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital in an amount equal to the price at which the repurchased shares were originally sold, with any excess cash paid to repurchase the shares being recorded as a reduction to retained earnings.
Shares of common stock repurchased on the open market under the Company’s repurchase program for the years ended December 31, 2022, 2023, and 2024 were as follows:

	Shares repurchased	Average price paid per share
2022	612,104	$65.54
2023	129,073	$77.47
2024	119,926	$95.97
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
19.    Income Taxes
The income tax provision for the years ended December 31, 2022, 2023 and 2024 is summarized below (in thousands):

	2022	2023	2024
Current:
Federal	$13,825	$20,071	$25,896
State	5,650	6,228	8,844
Foreign	12,063	10,962	14,295
Total current	31,538	37,261	49,035
Deferred:
Federal	(1,978)	(2,437)	(843)
State	(1,668)	(100)	838
Foreign	(4,993)	(3,789)	(282)
Total deferred	(8,639)	(6,326)	(287)
Total provision for income taxes	$22,899	$30,935	$48,748
The U.S. and foreign components of income before income taxes for the years ended December 31, 2022, 2023 and 2024 are summarized below (in thousands):

	2022	2023	2024
United States	$46,646	$76,893	$118,785
Foreign	22,923	23,833	42,647
Total income before income taxes	$69,569	$100,726	$161,432

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
The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax liability are as follows as of December 31, 2023 and 2024 (in thousands):

	2023	2024
Lease liabilities	$19,521	$15,182
Allowance for credit losses	13,056	12,465
Stock-based compensation	8,816	9,758
Contract liabilities	9,669	8,972
Other	4,715	4,189
Loss carryforward	2,976	3,088
Other facility-related costs	1,109	1,033
Intangible assets	(70,135)	(69,712)
Right-of-use lease assets	(10,522)	(9,397)
Valuation allowance	(2,653)	(2,991)
Property and equipment	(4,890)	(173)
Net deferred tax liability	$(28,338)	$(27,586)
As of December 31, 2024, Loss carryforward consists of net operating losses related to the states where the Company does not file a consolidated return. The company has state net operating loss carryforwards of $36.1 million which will expire from 2027 through 2045 and $32.6 million which have an indefinite carryover period. The change in the valuation allowance for deferred tax assets as of December 31, 2023 and 2024 was $0.8 million and $0.3 million, respectively, and is primarily related to net operating loss carryforwards in states where the Company does not file a consolidated tax return. The Company concluded that it was more likely than not that the deferred tax asset for the net operating loss carryforwards would not be realized due to negative evidence outweighing the positive evidence regarding the realization of the deferred tax assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of December 31, 2023, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. As of December 31, 2024, the Company has no unrecognized tax benefits recorded on its consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company recognized approximately $47 thousand of expense and $107 thousand of benefit related to interest and penalties in 2023 and 2024, respectively. The total amount of interest and penalties included in the consolidated balance sheets was approximately $107 thousand as of December 31, 2023. The Company had no interest and penalties included in the consolidated balance sheets as of December 31, 2024.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2023	2024
Beginning unrecognized tax benefits	$948	$948
Additions for tax positions taken in the prior year	—	—
Reductions for tax positions taken in prior years	—	(948)
Ending unrecognized tax benefits	$948	$—
The Company does not anticipate significant changes to unrecognized tax benefits within the next 12 months. During the year ended December 31, 2024, the Company did not record any unrecognized tax benefits.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2022, 2023, and 2024 is as follows:

	2022	2023	2024
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	3.2	3.7	3.8
Impact of foreign operations	3.0	2.1	2.4
Nondeductible compensation	2.4	1.9	1.4
Excess tax benefit on share-based compensation	1.7	1.1	0.6
Change in valuation allowance	1.7	0.8	0.2
Other	(0.1)	0.1	0.8
Effective tax rate	32.9%	30.7%	30.2%
Cash payments for income taxes were $26.8 million, $42.9 million, and $49.2 million in 2022, 2023, and 2024, respectively.
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
The Education Technology Services segment primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the Education Technology Services segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the Education Technology Services segment is driven by the volume of enrollment derived from these employer relationships. Education Technology Services also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
The Australia/New Zealand segment is comprised of Torrens University, Think Education and Media Design School in Australia and New Zealand, which collectively offer certificate and degree programs in business, design, education, hospitality, healthcare, and technology through campuses in Australia, New Zealand, and online.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s CODM does not evaluate operating segments using asset information. The Company’s CODM assesses the segments’ performance by using each segment’s income from operations, which includes certain enterprise shared services allocations attributable to each of the segments. The Company’s CODM uses income from operations for each segment in the annual budget and forecasting process. On a monthly basis, the CODM reviews budget-to-actual, latest forecast-to-actual, and year-over-year actual variances when reviewing segment performance and making decisions about the allocation of resources to each segment.

A summary of financial information by reportable segment for the year ended December 31, 2022 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$770,979	$230,747	$63,754	$1,065,480

Segment expenses
Direct segment expenses	676,895	177,657	40,876	895,428
Enterprise shared services allocation	55,479	22,617	3,614	81,710
Segment income from operations	$38,605	$30,473	$19,264	$88,342

Unallocated expenses
Amortization of intangible assets				(14,350)
Merger and integration costs				(1,117)
Restructuring costs				(2,115)
Consolidated income from operations				$70,760
Other expense				(1,191)
Consolidated income before income taxes				$69,569
A summary of financial information by reportable segment for the year ended December 31, 2023 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$818,953	$233,518	$80,453	$1,132,924

Segment expenses
Direct segment expenses	703,035	178,922	47,283	929,240
Enterprise shared services allocation	56,290	18,734	4,082	79,106
Segment income from operations	$59,628	$35,862	$29,088	$124,578

Unallocated expenses
Amortization of intangible assets				(11,457)
Merger and integration costs				(1,544)
Restructuring costs				(16,256)
Consolidated income from operations				$95,321
Other income				5,405
Consolidated income before income taxes				$100,726

A summary of financial information by reportable segment for the year ended December 31, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$857,890	$257,119	$104,921	$1,219,930

Segment expenses
Direct segment expenses	719,214	200,776	57,910	977,900
Enterprise shared services allocation	61,511	18,949	4,294	84,754
Segment income from operations	$77,165	$37,394	$42,717	$157,276

Unallocated expenses
Amortization of intangible assets				—
Merger and integration costs				—
Restructuring costs				(1,648)
Consolidated income from operations				$155,628
Other income				5,804
Consolidated income before income taxes				$161,432
The following table presents a schedule of significant non-cash items included in segment income from operations by reportable segment for the years ended December 31, 2022, 2023, and 2024 (in thousands):

	2022	2023	2024
Depreciation and amortization
U.S. Higher Education	$35,863	$33,655	$31,663
Australia/New Zealand	8,842	8,954	9,065
Education Technology Services	1,589	2,526	3,468
Amortization of intangible assets	14,350	11,457	—
Merger and integration costs	—	336	—
Restructuring costs	2,480	385	182
Consolidated depreciation and amortization	$63,124	$57,313	$44,378
Stock-based compensation
U.S. Higher Education	$19,572	$17,653	$19,337
Australia/New Zealand	1,073	(117)	3,951
Education Technology Services	1,147	1,729	1,940
Restructuring costs	—	507	343
Consolidated stock-based compensation	$21,792	$19,772	$25,571
Geographic Information
The Company’s revenues by geographic area, which are primarily generated by students enrolled at institutions in those areas, for the years ended December 31, 2022, 2023, and 2024 were as follows (in thousands):

	2022	2023	2024
United States	$834,733	$899,406	$962,811
Australia/New Zealand	230,747	233,518	257,119

The Company’s long-lived assets are comprised of Property and equipment, net and Right-of-use lease assets. The Company’s long-lived assets by geographic area as of December 31, 2023 and 2024 were as follows (in thousands):

	December 31, 2023	December 31, 2024
United States	$115,453	$108,418
Australia/New Zealand	122,278	106,502
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
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment (“BDTR”) Regulations, the Department announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet Post-Class Applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and, if the Department does not adjudicate the applications by January 28, 2026, it will provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). In 2023, the Department informed institutions that: it would be notifying most schools of all applications received by the Department from June 23, 2022 to November 15, 2022 (constituting Sweet Post-Class Applicants) in a single send (and anticipates completing notification to all schools by approximately April 2024).
On January 25, 2024, Capella University received notice that the Department received approximately 6,700 borrower defense to repayment applications with claims for forgiveness of loans taken out at the university and filed between June 23, 2022 and November 15, 2022. On February 1, 2024, Strayer University received notice that the Department received approximately 1,900 borrower defense to repayment applications with claims for forgiveness of loans taken out at the university and filed between June 23, 2022 and November 15, 2022. In the notices received, the Department indicated that: (1) the notification was occurring prior to any substantive review of the applications as well as their adjudication; (2) it would send the applications to Capella University and Strayer University in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a BDTR application and the Department seeks recoupment. In relation to the separate 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. Since the Department’s 2024 notices, Capella University has received approximately 6,770 applications, and Strayer University has received approximately 1,870 applications. Each university has provided a response to the applications it received within the time allowed by the Department. At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25, 2024, February 1, 2024, or at any other time, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
22.    Regulation
United States Regulation
As institutionally accredited institutions of higher education operating in multiple jurisdictions, Capella University and Strayer University are subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Capella University and Strayer University, to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education; (2) state education regulatory bodies; and (3) the federal government through the Department of Education. The Company’s business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate its activities. The regulations, standards, and policies of these regulatory agencies are subject to frequent change.
Students finance their education at Capella University and Strayer University in a variety of ways, and historically a majority of students have participated in one or more Title IV programs.
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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Capella University and Strayer University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. The Company has applied the financial responsibility standards to its financial statements as of and for the year ended December 31, 2024, and based on its calculated composite score and other relevant factors, it believes the Company met the Department of Education’s financial responsibility standards.
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
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2024, the Department of Education issued cohort default rates for federal fiscal year 2021.
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
National and institutional cohort default rates for cohort years 2019, 2020, and 2021 have been impacted by the COVID-19 repayment pause. Capella University’s and Strayer University’s official three-year cohort default rates for 2019, 2020, and 2021, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

Cohort Year	Capella University	Strayer University	National Average Proprietary Institutions
2019	1.1%	2.2%	3.1%
2020	0.0%	0.0%	0.0%
2021	0.0%	0.0%	0.0%

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
On July 10, 2023, the Department issued final regulations to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. Among other things, this new regulation—known as the Saving on a Valuable Education (SAVE) Plan—revised the Revised Pay As You Earn (REPAYE) regulations, eliminated negative amortization, and offered $0 monthly payments for any individual borrower who makes less than roughly $32,800 annually and any borrower in a family of four who makes less than about $67,500 annually (using the 2023 Federal poverty guidelines). The SAVE Plan was scheduled to be fully implemented in July 2024, but a federal appeals court paused implementation of the entire SAVE Plan pending resolution of legal challenges brought by several states. Meanwhile, the Department published an interim final rule to allow borrowers to enroll in the Income-Contingent Repayment (ICR) and Pay As You Earn (PAYE) repayment plans, designated for early implementation on December 16, 2024, through July 1, 2027, while the SAVE Plan is paused. Although it is too early to know the entirety of the impact that COVID and COVID-related repayment flexibility will have on the cohort default rate, the Company expects that the next one or more cohort years will be affected.
The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Capella University and Strayer University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from federal funds on a cash accounting basis (except for certain institutional loans) for any fiscal year. Historically, by statute, only Title IV funds have been considered within the 90% metric; however as described below, that changed for fiscal years beginning on or after January 1, 2023.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations took effect July 1, 2024. The Department initially indicated that it will release metrics beginning in the 2025 financial aid award year. Based on that timeline, beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. On March 20, 2024, another lawsuit was filed against the Department in the United States District Court for the Northern District of Texas seeking a preliminary and permanent injunction enjoining the Department from enforcing the final rule on the grounds that the rule exceeds the Department’s statutory authority, and is arbitrary, capricious, an abuse of discretion, and otherwise is not in accordance with law, and the motion for preliminary injunction was denied on June 20, 2024. On July 2, 2024, the court consolidated the two Gainful Employment cases into one. Capella University and Strayer University are not parties to the lawsuit. The Company is unable to predict the ultimate outcome of the litigation.
In a March 29, 2024 Electronic Announcement (GE-24-01), the Department released additional information and updates to help institutions prepare for complying with the Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) Regulations, including that the deadline for initial institutional data reporting was extended from July 31, 2024 to October 1, 2024. The Department indicated that in early 2025, it plans to publish the FVT/GE metrics and notify institutions of failing GE programs, as well as provide additional information on the program eligibility effects of the metrics on failing GE programs. In a September 13, 2024 Electronic Announcement (GE-24-08), the Department announced the deadline for initial institutional data reporting was further extended from October 1, 2024 to January 15, 2025. Capella University and Strayer University submitted the appropriate data ahead of the extended deadline. On January 17, 2025, the Department reopened the reporting process for debt reporting until February 18, 2025. On February 14, 2025, the Department announced that it would further extend the deadline for all reporting data associated with FVT/GE to September 30, 2025; it does not plan to produce any FVT/GE metrics prior to the new deadline and will take no enforcement or other punitive actions against institutions that had not completed reporting to date; and it anticipates that there will be no additional extensions of the reporting deadline beyond September 30, 2025.
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
On September 25, 2024, the Department issued a Federal Student Aid Enforcement Bulletin (Electronic Announcement GENERAL-24-115) with examples of “conduct that creates a risk of engaging in a substantial misrepresentation” which could form the basis of a BDTR complaint or otherwise result in adverse administrative action by the Department, including a fine or limitation of an institution’s participation in the Title IV programs. Topics identified included certain claims related to general salary information (including use of Bureau of Labor Statistics salary data), job placement rates, rankings, licensure, faculty qualifications, for- or non-profit status, and cost of attendance or price.
On January 16, 2025, the Department issued a Federal Student Aid Notice of Interpretation (Dear Colleague Letter GEN-25-01) reminding institutions that misrepresentation requirements “apply with equal force to statements made by a third-party entity engaged by the eligible institution” and that “institutions may be responsible for the consequences of any misrepresentation committed by any external service provider that they engage.” The Department gave examples of statements that are “likely” to qualify as a misrepresentation, including inaccurately identifying an individual employed by an external servicer provider as being employed by the eligible institution; inaccurately presenting a sales representative or recruiter as an academic advisor, such as by referring to them as a “counselor”; and describing a program provided in substantial part by an external service provider as “the same as” a corollary residential- or campus-based program.
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
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department petitioned the Fifth Circuit for panel rehearing, which the Fifth Circuit denied on June 12, 2024. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. The Respondent’s (i.e., Career Colleges and Schools of Texas) filed a response to the Department’s petition on December 12, 2024, and the Department filed a reply on December 23, 2024. On January 10, 2025, the Supreme Court agreed to hear arguments on the Department’s appeal, and on February 6, 2025, at the Department’s request, the Supreme Court agreed to pause the briefing schedule. The Department has previously stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated. The Department will continue to adjudicate borrower defense applications using an earlier version of the regulations, including where required under a court settlement (the Sweet case discussed above). The Company is unable to predict the ultimate outcome of the litigation.
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 16, 2024, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2024 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 2, 2024 and yielded 50 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included that an institution may be denied participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in federal Title IV financial aid programs; and that an institution may be denied participation in SARA or have its participation limited as a result of adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 26, 2024, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA accepted written comments between April 15, 2024 and May 17, 2024. On September 10, 2024, NC-SARA announced that the four regional compacts/regional steering committees approved 10 policy change proposals, which include proposed changes related to when an institution may be placed on provisional status and when a state must deny or may exercise its discretion to deny an institution’s participation in SARA. The NC-SARA board of directors approved the proposals on October 23-25, 2024, concluding the 2024 policy modification process. The adoption of certain proposals, including those described above to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on, among other things, state authorization and state authorization reciprocity agreements. In December 2024, the Department terminated the state authorization negotiated rulemaking process, prior to issuing any draft regulations.
Negotiated Rulemaking
Beginning January 2024, the Department convened negotiated rulemaking committee meetings to consider new proposed regulations on distance education, cash management, return of federal funds, state authorization, accreditation and related issues, and TRIO programs. On December 30, 2024, the Department released final regulations on distance education, return of federal funds and the TRIO program, which all make modest changes to existing regulatory language requiring additional data collection and reporting, or, in the case of the TRIO program, make technical changes. Also in December 2024, the Department officially terminated the negotiated rulemaking process for cash management, state authorization and accreditation, prior to releasing any draft rules.
Title IX
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the new rules, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
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
On May 16, 2024, the Education Services for Overseas Students Amendment (Quality and Integrity) Bill 2024, which would amend the Education Services for Overseas Students Act 2000, was introduced into the House of Representatives of the Australian Parliament. On August 15, 2024, the Bill was introduced into the Senate of the Australian Parliament. The Bill contained several measures that would authorize the Minister for Education to regulate the provision of education to overseas students, including, among other things, by limiting the enrollments of overseas students. These limits would apply to Torrens and to Think. The Bill has not passed the Senate; however, on December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which, like the Bill, seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2024, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2024, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors and executive officers:

Name	Age	Position
Directors:
Robert S. Silberman	67	Chairman
Dr. Charlotte F. Beason	77	Director
Rita D. Brogley	59	Director
Dr. John T. Casteen III	81	Director
Viet D. Dinh	57	Presiding Lead Independent Director
Robert R. Grusky	67	Director
Jerry L. Johnson	54	Director
Karl McDonnell	59	Director, Chief Executive Officer
Dr. Michael A. McRobbie	74	Director
Dr. Benjamin E. Sasse	53	Director
William J. Slocum	47	Director
Michael J. Thawley	74	Director
G. Thomas Waite, III	73	Director

Executive Officers:
Daniel W. Jackson	50	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	50	Senior Vice President, Chief Legal Officer, and General Counsel
Christa E. Hokenson	54	Senior Vice President, Chief Human Resources Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001 and serves as Chairman of the Board. He previously served as Executive Chairman of the Board from 2013 to 2023 and as Chairman of the Board from February 2003 to 2013. He was the Company’s Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. He serves as Chairman of the Board of Directors of Par Pacific Holdings, Inc., and served on the Board of Directors of Twenty-First Century Fox, Inc. from 2013 to 2019 and as Lead Director of the Board of Covanta Holding Company from 2016 to 2021. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
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
Ms. Rita D. Brogley is a technology executive, entrepreneur, and consultant with experience spanning both early stage and public companies. From 2016 to 2019, Ms. Brogley was the Head of Product Growth and Global Enterprise Partnerships for Facebook’s Messaging Platforms, where her team played a pivotal role in building and bringing WhatsApp for Business to market. Prior to Facebook, Ms. Brogley was the President and CEO of MyBuys, a marketing technology company, and the CEO of Amadesa, a technology provider of website testing and optimization software for ecommerce companies. From 2000 to 2002, she served as the President and CEO of Moxi Digital, a digital home software and hardware company. Ms. Brogley also served as Director of Business Development and Marketing Europe for Microsoft and was a strategy and management consultant with Bain and Company. Ms. Brogley presently serves on the Board of Trinity Health, a healthcare system with headquarters in Michigan, and is the Chair of its Audit Committee. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is the Chair of the Compensation Committee of the Board. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and an MBA from the Harvard Business School.
Dr. John T. Casteen, III is the President Emeritus and a retired University Professor and Professor of English at the University of Virginia, where he taught courses in literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen served on the board of directors of Altria Group, Inc. from 2010 to 2022. Dr. Casteen has served on our Board since 2011, and is a member of the Compensation Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.
Mr. Viet D. Dinh has served as Special Advisor to Fox Corporation since January 2024. He previously served as Chief Legal and Policy Officer of Fox Corporation, where he led all legal, regulatory and government affairs functions, from September 2018 to December 2023. Before that, Mr. Dinh was a partner at two leading law firms, Kirkland & Ellis LLP and Bancroft PLLC, the latter of which he founded. Between 2009 and 2018, while in private practice, he also served as outside general counsel to the Company. Mr. Dinh was a professor at Georgetown University Law Center for 20 years, and was appointed U.S. Assistant Attorney General for Legal Policy from 2001 to 2003. He previously served on the Boards of several public companies, including Twenty-First Century Fox, Inc., Revlon, Inc., LPL Financial Holdings, Inc., and Scientific Games Corporation (now known as Light & Wonder, Inc.). Mr. Dinh was born in Saigon, Vietnam and holds a bachelor’s degree in government and economics from Harvard College and a juris doctor from Harvard Law School. Mr. Dinh joined the Board in September 2023. Mr. Dinh is Chair of the Nominating Committee and presently serves as the Presiding Lead Independent Director.
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
Dr. Michael A. McRobbie serves as University Chancellor, President Emeritus, and University Professor at Indiana University (IU). He previously served as the 18th President of IU, one of the largest universities in the U.S., from July 1, 2007 until his retirement on June 30, 2021. Dr. McRobbie served as a vice chair of the board of directors of Indiana University

Health System until his retirement from IU. A native of Australia, Dr. McRobbie holds a bachelor of arts degree with first class honors from the University of Queensland, and a Ph.D. from Australian National University. Dr. McRobbie joined the Board in July 2021 and serves on the Compensation Committee. Dr. McRobbie also serves on the Board of Directors of Torrens University of Australia.
Dr. Benjamin E. Sasse has served as President Emeritus of the University of Florida in Gainesville, Florida, and professor at the University’s Hamilton Center, since August 2024. He previously served as President of the University of Florida from February 2023 to July 2024 and as President of Midland University in Fremont, Nebraska from 2010 to 2014. He has taught at Yale University, the University of Texas, and Midland University. In addition to his academic career, Dr. Sasse has served in several policymaking roles in the United States government, including in the Department of Health and Human Services and the Office of Legal Policy in the Department of Justice, and he served in the United States Senate from January 2015 to January 2023. Dr. Sasse is a two-time New York Times national best-selling author. Dr. Sasse earned a bachelor’s degree in government from Harvard University, a Master of Arts in liberal studies from St. John’s College, and master’s and doctoral degrees in American history from Yale University. Dr. Sasse was elected to the Board in April 2024, and serves on the Nominating Committee.
Mr. William J. Slocum is a managing partner and founder of Presidio Gate Capital, an investment manager founded in 2024 and focused on strategic-block investing in the public- and private-equity markets. Previously, Mr. Slocum was an investment partner at Inclusive Capital Partners, from its founding in 2020 until 2024. From 2022 to 2024, he served on the Board of Directors at Ingevity Corporation, including roles on the Sustainability and Safety Committee, as well as the Audit Committee. Prior to Inclusive Capital Partners, he was a portfolio manager at Golden Gate Capital, which he joined in 2011. Mr. Slocum led public-equity investments for the Golden Gate Capital Opportunity Fund and for the Emerald Gate Equities Portfolio, employing a concentrated, long-term approach across the firm’s industry verticals. In addition to his portfolio management role, he served on Golden Gate Capital’s private-equity investment review committee, and on the Board of Managers of Williston Financial Group, a title insurance and real-estate technology company licensed in 49 states. Prior to joining Golden Gate Capital, Mr. Slocum worked as a vice president at ValueAct Capital Management and Parthenon Capital after starting his career in strategy consulting at Bain & Company. Mr. Slocum was elected to the Board in April of 2021, and serves on the Audit Committee and the Compensation Committee. Mr. Slocum earned a BA in economics and graduated magna cum laude from Williams College, where he was inducted into Phi Beta Kappa, and he earned an MBA, with distinction, from Harvard Business School.
Mr. Michael J. Thawley most recently served as Vice Chairman of Capital Group International, part of Capital Group Companies, which is a fund management company with over $2 trillion under active management, having retired from that position on August 31, 2022. He continued to serve as Vice Chairman of Capital International Fund until his retirement from that position in 2023. He previously held several senior positions in the Australian government, including Secretary of the Department of the Prime Minister and Cabinet from 2014 through 2016. He served as Australia’s ambassador to the United States from 2000 to 2005. Mr. Thawley entered the Australian foreign service in 1972 and served at embassies throughout the world. Mr. Thawley was born in London and was educated at Australian National University and Surrey University. He was appointed an officer in the Order of Australia in 2006 for services advancing Australia’s strategic and economic interests. He has served on the Board since September 2022 and serves on the Audit Committee. Mr. Thawley was elected to the Board of Directors of Torrens University in December 2023, and in February 2025, he was appointed Chancellor of Torrens University.
Mr. G. Thomas Waite, III, now retired, was the Treasurer and Chief Financial Officer of the Humane Society of the United States, a global animal protection organization, from 1997 to until January 2020. He was employed as Controller of the Society beginning in 1993. Prior to this, he served 14 years as controller and asset manager with local real estate firms in the Washington Metropolitan Area, before joining the National Housing Partnership as Director of Commercial Management in 1992. Prior to this, he was engaged in the practice of public accounting with Main LaFrentz & Company (formerly affiliated with, and subsequently merged into, KPMG). Mr. Waite has served on the Board since 1996, is Chair of the Audit Committee and is a former member of the Strayer University Board of Trustees. He holds a bachelor’s degree in commerce (accounting concentration) from the University of Virginia and is a Certified Public Accountant, and a Chartered Global Management Accountant. Mr. Waite’s leadership in the philanthropy and nonprofit sector is indispensable in helping the Company fulfill its mission of providing quality education to working adults. His experience as a chief financial officer and public accountant brings to the Board a seasoned voice in matters of accounting and governance that is a tremendous asset to the Board and the committees on which he serves.
Executive Officers
Mr. Daniel W. Jackson is Executive Vice President, Chief Financial Officer. Mr. Jackson has been with the company since 2003 and has served in his current role since March 2015. Previously, he served as Senior Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, and Manager of Financial Analysis. Prior to

joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.
Ms. Lizette B. Herraiz is Senior Vice President, Chief Legal Officer, and General Counsel. Ms. Herraiz has been with the Company since 2013 and has served in her current role since July 2018. She previously served as Deputy General Counsel of Strayer Education, Inc., and as General Counsel of Strayer University. Prior to joining Strayer, Ms. Herraiz served in the United States Department of Justice as a Deputy Assistant Attorney General in the Office of Justice Programs, and as Counsel in the Office of Legal Policy. Ms. Herraiz earned a Bachelor of Arts in Government from the University of Virginia, and her Juris Doctor from the George Mason University School of Law.
Ms. Christa E. Hokenson is Senior Vice President, Chief Human Resources Officer. Ms. Hokenson joined SEI in July 2018 in her current role and brings more than 20 years of experience in business leadership, organizational consulting, and HR strategy. Previously, Ms. Hokenson was Managing Director and Chief Human Resources Officer at ProShares from 2012 to 2018, and held HR leadership positions at Capital One in both Europe and the U.S. She earned a Bachelor of Arts degree from The College of William & Mary.
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Leadership Structure,” “Committee Membership,” and “Insider Trading Policy” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2024.
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Leadership Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2024.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2024.
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

10.6
Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated June 21, 2024, by and among Strategic Education, Inc., certain subsidiaries of Strategic Education, Inc. party thereto as subsidiary guarantors, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2024).

10.7
Sixth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated October 18, 2024, by and among Strategic Education, Inc., certain subsidiaries of Strategic Education, Inc. party thereto as subsidiary guarantors, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024).

10.8
Supplement and Joinder Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

10.9
Supplement Agreement, dated August 10, 2020, among the Company, certain of its subsidiaries party thereto as subsidiary loan parties, Truist Bank, as administrative agent, and Truist Bank and Bank of America, N.A., as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2020).

10.10†
Amended and Restated Employment Agreement, dated as of April 26, 2023, between Strategic Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2023).

10.11†
Amended and Restated Employment Agreement, dated as of July 26, 2023, between Strategic Education, Inc. and Karl McDonnell (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2023).

10.12†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).

10.13†	First Amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 14, 2022).

10.14†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2024).

10.15†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2024).

14.1*	Strategic Education, Inc. Code of Business Conduct

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Strategic Education, Inc. Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2024).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: February 27, 2025

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman	February 27, 2025
Robert S. Silberman

/s/ Karl McDonnell	Chief Executive Officer and Director	February 27, 2025
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 27, 2025
Daniel W. Jackson	(Principal Financial Officer)

/s/ Tal Darmon	Chief Accounting Officer	February 27, 2025
Tal Darmon	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 27, 2025
Charlotte F. Beason

/s/ Rita D. Brogley	Director	February 27, 2025
Rita D. Brogley

/s/ John T. Casteen, III	Director	February 27, 2025
John T. Casteen, III

/s/ Viet D. Dinh	Director	February 27, 2025
Viet D. Dinh

/s/ Robert R. Grusky	Director	February 27, 2025
Robert R. Grusky

/s/ Jerry L. Johnson	Director	February 27, 2025
Jerry L. Johnson

/s/ Michael A. McRobbie	Director	February 27, 2025
Michael A. McRobbie

/s/ Benjamin E. Sasse	Director	February 27, 2025
Benjamin E. Sasse

/s/ William J. Slocum	Director	February 27, 2025
William J. Slocum

/s/ Michael J. Thawley	Director	February 27, 2025
Michael J. Thawley

/s/ G. Thomas Waite, III	Director	February 27, 2025
G. Thomas Waite, III