Form 10-Q
period 2025-03-31
Strategic Education, Inc.
filed 2025-04-24
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 11, 2025, there were outstanding 24,163,239 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$137,074	$144,215
Marketable securities	46,949	38,424
Tuition receivable, net	76,127	90,314
Other current assets	44,793	55,334
Total current assets	304,943	328,287
Property and equipment, net	111,247	109,672
Right-of-use lease assets	103,673	100,293
Marketable securities, non-current	14,981	14,984
Intangible assets	245,098	245,452
Goodwill	1,206,883	1,209,710
Other assets	62,910	65,815
Total assets	$2,049,735	$2,074,213

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,749	$102,665
Income taxes payable	2,926	10,190
Contract liabilities	89,563	126,505
Lease liabilities	22,222	20,076
Total current liabilities	216,460	259,436
Deferred income tax liabilities	27,586	30,701
Lease liabilities, non-current	103,004	99,407
Other long-term liabilities	40,186	41,355
Total liabilities	387,236	430,899
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,502,385 and 24,261,716 shares issued and outstanding at December 31, 2024 and March 31, 2025, respectively	245	243
Additional paid-in capital	1,532,414	1,502,852
Accumulated other comprehensive loss	(88,565)	(85,221)
Retained earnings	218,405	225,440
Total stockholders’ equity	1,662,499	1,643,314
Total liabilities and stockholders’ equity	$2,049,735	$2,074,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2024	2025
Revenues	$290,250	$303,590
Costs and expenses:
Instructional and support costs	157,709	158,286
General and administration	96,695	103,596
Restructuring costs	(5,510)	1,914
Total costs and expenses	248,894	263,796
Income from operations	41,356	39,794
Other income	1,794	2,211
Income before income taxes	43,150	42,005
Provision for income taxes	13,448	12,261
Net income	$29,702	$29,744
Earnings per share:
Basic	$1.27	$1.28
Diluted	$1.23	$1.24
Weighted average shares outstanding:
Basic	23,391	23,320
Diluted	24,060	24,065
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2024	2025
Net income	$29,702	$29,744
Other comprehensive income (loss):
Foreign currency translation adjustments	(26,650)	3,343
Unrealized gains on marketable securities, net of tax	143	1
Comprehensive income	$3,195	$33,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	5,329	—	—	5,329
Exercise of stock options	2,236	—	145	—	—	145
Issuance of restricted stock, net	198,887	2	(3,833)	—	—	(3,831)
Common stock dividends ($0.60 per share)	—	—	—	(14,773)	—	(14,773)
Foreign currency translation adjustment	—	—	—	—	(26,650)	(26,650)
Unrealized gains on marketable securities, net of tax	—	—	—	—	143	143
Net income	—	—	—	29,702	—	29,702
Balance at March 31, 2024	24,607,939	$246	$1,519,291	$183,800	$(60,754)	$1,642,583

	For the three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	5,471	—	—	5,471
Exercise of stock options	762	—	43	—	—	43
Issuance of restricted stock, net	149,871	2	(9,317)	—	—	(9,315)
Repurchase of common stock	(391,302)	(4)	(25,759)	(7,937)	—	(33,700)
Common stock dividends ($0.60 per share)	—	—	—	(14,772)	—	(14,772)
Foreign currency translation adjustment	—	—	—	—	3,343	3,343
Unrealized gains on marketable securities, net of tax	—	—	—	—	1	1
Net income	—	—	—	29,744	—	29,744
Balance at March 31, 2025	24,261,716	$243	$1,502,852	$225,440	$(85,221)	$1,643,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2024	2025
Cash flows from operating activities:
Net income	$29,702	$29,744
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early termination of operating leases, net	(6,166)	—
Amortization of deferred financing costs	140	106
Amortization of investment discount/premium	(27)	(86)
Depreciation and amortization	11,069	11,195
Deferred income taxes	2,406	3,076
Stock-based compensation	5,329	5,471
Impairment of right-of-use lease assets	—	79
Changes in assets and liabilities:
Tuition receivable, net	(7,183)	(13,385)
Other assets	(7,950)	(11,434)
Accounts payable and accrued expenses	6,218	492
Income taxes payable and income taxes receivable	8,586	7,234
Contract liabilities	36,035	37,815
Other liabilities	(529)	(2,651)
Net cash provided by operating activities	77,630	67,656

Cash flows from investing activities:
Purchases of property and equipment	(9,188)	(10,318)
Purchases of marketable securities	—	(25,635)
Proceeds from marketable securities	8,220	34,342
Other investments	(34)	(90)
Net cash used in investing activities	(1,002)	(1,701)

Cash flows from financing activities:
Common dividends paid	(14,734)	(14,797)
Net payments for stock awards	(3,686)	(9,273)
Repurchase of common stock	—	(32,025)
Net cash used in financing activities	(18,420)	(56,095)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,305)	68
Net increase in cash, cash equivalents, and restricted cash	55,903	9,928
Cash, cash equivalents, and restricted cash — beginning of period	181,925	146,656
Cash, cash equivalents, and restricted cash — end of period	$237,828	$156,584
Non-cash transactions:
Non-cash additions to property and equipment	$3,002	$2,087
Right-of-use lease assets obtained in exchange for operating lease liabilities	$3,616	$677
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
The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s three reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of Capella University and Strayer University and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services, which primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs; and (3) Australia/New Zealand (“ANZ”), which through Torrens University and associated assets, provides certificate and degree programs in Australia and New Zealand. The Company’s reportable segments are discussed further in Note 15.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of, and for the three months ended, March 31, 2024 and 2025 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million and $1.9 million of these unpaid obligations as of December 31, 2024 and March 31, 2025, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2024 and March 31, 2025, the Company had approximately $7.3 million and $9.9 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2024 and 2025 (in thousands):

	As of March 31,
	2024	2025
Cash and cash equivalents	$222,116	$144,215
Restricted cash included in other current assets	15,212	11,869
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$237,828	$156,584
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
The Company’s held-to-maturity marketable securities consist of term deposits, U.S. treasury securities, and corporate debt securities, which are carried at amortized cost. The Company’s available-for-sale marketable securities consist of corporate debt securities, which are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Tuition receivable	$127,012	$139,818
Allowance for credit losses	(50,885)	(49,504)
Tuition receivable, net	$76,127	$90,314
An additional $7.0 million and $6.2 million of tuition receivable, net, are included in other assets as of December 31, 2024 and March 31, 2025, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three months ended March 31, 2024 and 2025 (in thousands).

	For the three months ended March 31,
	2024	2025
Allowance for credit losses, beginning of period	$47,605	$46,185
Additions charged to expense	12,210	12,774
Write-offs, net of recoveries	(12,540)	(13,389)
Allowance for credit losses, end of period	$47,275	$45,570
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,502,385 and 24,261,716 shares were issued and outstanding as of December 31, 2024 and March 31, 2025, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2025, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 17, 2025.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2024 and 2025 (in thousands):

	For the three months ended March 31,
	2024	2025
Weighted average shares outstanding used to compute basic earnings per share	23,391	23,320
Incremental shares issuable upon the assumed exercise of stock options	6	2
Unvested restricted stock and restricted stock units	663	743
Shares used to compute diluted earnings per share	24,060	24,065

Anti-dilutive shares excluded from the diluted earnings per share calculation	—	95
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2024 and March 31, 2025, the balance of accumulated other comprehensive loss was $88.6 million, net of tax of $0.1 million, and $85.2 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three months ended March 31, 2024 and 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of specific categories in the effective tax rate reconciliation. Further, the standard requires certain disclosures of state versus federal income tax expense and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2024 and 2025 (in thousands):

	For the three months ended March 31,
	2024	2025
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$209,731	$211,746
Other(1)	9,505	9,262
Total U.S. Higher Education Segment	219,236	221,008
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	45,634	46,446
Other(1)	1,741	1,814
Total Australia/New Zealand Segment	47,375	48,260
Education Technology Services Segment(2)	23,639	34,322
Consolidated revenue	$290,250	$303,590
_________________________________________
(1)Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other non-tuition revenue streams.
(2)Education Technology Services revenue is primarily derived from tuition revenue and administrative fees.
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
Contract Liabilities – Learn and Earn Scholarship
Strayer University offers the Learn and Earn Scholarship (formerly known as the Graduation Fund), which allows undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
Revenue from students participating in the Learn and Earn Scholarship is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $15.9 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Learn and Earn Scholarship (in thousands):

	For the three months ended March 31,
	2024	2025
Balance at beginning of period	$44,480	$37,118
Revenue deferred	3,134	5,334
Benefit redeemed	(5,527)	(4,746)
Balance at end of period	$42,087	$37,706
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2024 and March 31, 2025, the Company had $14.7 million and $15.6 million, respectively, of contract liabilities in the unaudited condensed consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $5.9 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the Australia/New Zealand segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.

4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $0.3 million and $1.5 million of severance and other employee separation charges during the three months ended March 31, 2024 and 2025, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the three months ended March 31, 2024 and 2025 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2023	$795
Restructuring and other charges	259
Payments	(937)
Balance as of March 31, 2024	$117

Balance as of December 31, 2024(1)	$534
Restructuring and other charges	1,537
Payments	(1,285)
Balance as of March 31, 2025(1)	$786
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $0.1 million of right-of-use lease asset charges during the three months ended March 31, 2025 related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.1 million during the three months ended March 31, 2025. There were no right-of-use lease asset charges or fixed asset impairment charges during the three months ended March 31, 2024. The Company recorded a net benefit related to the early termination and related extinguishment of lease liabilities of approximately $6.2 million during the three months ended March 31, 2024. These right-of-use lease asset and fixed asset impairment charges and net benefits from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of available-for-sale securities, which are carried at fair value, as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Corporate debt securities	$500	$—	$(1)	$499
Total	$500	$—	$(1)	$499
The Company did not have any marketable securities classified as available-for-sale as of March 31, 2025.

The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2024 and March 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Term deposits	$21,653	$—	$—	$21,653
U.S. treasury securities	19,778	18	—	19,796
Corporate debt securities	20,000	—	(26)	19,974
Total	$61,431	$18	$(26)	$61,423

Balance as of March 31, 2025
Term deposits	$23,543	$—	$—	$23,543
U.S. treasury securities	9,865	30	—	9,895
Corporate debt securities	20,000	5	(15)	19,990
Total	$53,408	$35	$(15)	$53,428
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2024 and March 31, 2025 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2025, there were no securities which were in an unrealized loss position for a period longer than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three months ended March 31, 2024 and 2025. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024		March 31, 2025
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$499	$46,450	$—	$38,424
Due after one year through five years	—	14,981	—	14,984
Total	$499	$61,431	$—	$53,408
The following table summarizes the purchases of and proceeds from marketable securities for the three months ended March 31, 2024 and 2025 (in thousands):

	For the three months ended March 31,
	2024	2025
Purchases of marketable securities
Purchases of held-to-maturity securities	$—	$25,635
Total purchases of marketable securities	$—	$25,635

Proceeds from marketable securities
Maturities of available-for-sale securities	$—	$500
Maturities of held-to-maturity securities	8,220	33,842
Total proceeds from marketable securities	$8,220	$34,342
The Company did not sell any available-for-sale or held-to-maturity securities during the three months ended March 31, 2024 and 2025. The Company did not record any gross realized gains or losses in net income during the three months ended March 31, 2024 and 2025.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,416	$92,416	$—	$—
Available-for-sale securities:
Corporate debt securities	499	—	499	—
Total assets at fair value on a recurring basis	$92,915	$92,416	$499	$—
Assets measured at fair value on a recurring basis consist of the following as of March 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$87,543	$87,543	$—	$—
Total assets at fair value on a recurring basis	$87,543	$87,543	$—	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company’s other cash and cash equivalents at December 31, 2024 and March 31, 2025 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
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
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities at December 31, 2024 and March 31, 2025 was $61.4 million and $53.4 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2024 and 2025.

7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(22,006)	—	(22,006)
Balance as of March 31, 2024	$632,075	$497,807	$100,000	$1,229,882
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	2,827	—	2,827
Balance as of March 31, 2025	$632,075	$477,635	$100,000	$1,209,710
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2025 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three months ended March 31, 2024 and 2025.
Intangible Assets
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The following table presents changes in the carrying value of indefinite-lived intangible assets (in thousands):

	For the three months ended March 31,
	2024	2025
Balance at beginning of period	$251,623	$245,098
Additions	—	—
Impairments	—	—
Currency translation adjustments	(2,768)	354
Balance at end of period	$248,855	$245,452
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2025 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three months ended March 31, 2024 and 2025.

8. Other Current Assets
Other current assets consist of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Prepaid expenses	$20,841	$29,047
Restricted cash	9,082	11,869
Cloud computing arrangements	9,402	8,650
Other	5,468	5,768
Other current assets	$44,793	$55,334
9. Other Assets
Other assets consist of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Cloud computing arrangements, net of current portion	$18,328	$21,951
Prepaid expenses, net of current portion	15,678	15,806
Equity method investments	13,428	13,514
Tuition receivable, net, non-current	7,040	6,216
Other investments	2,786	2,786
Other	5,650	5,542
Other assets	$62,910	$65,815
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2024 and March 31, 2025, $14.7 million and $14.3 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.0 million across these partnerships through 2031. The Company’s investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2024 and 2025 (in thousands):

	For the three months ended March 31,
	2024	2025
Limited partnership investments, beginning of period	$16,068	$13,428
Capital contributions	34	90
Pro-rata share in the net income (loss) of limited partnerships	(213)	(4)
Distributions	—	—
Limited partnership investments, end of period	$15,889	$13,514

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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Trade payables	$55,733	$57,975
Accrued compensation and benefits	38,843	37,576
Accrued student obligations and other	7,173	7,114
Accounts payable and accrued expenses	$101,749	$102,665
11.    Long-Term Debt
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
As of December 31, 2024 and March 31, 2025, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility.

During the three months ended March 31, 2024 and 2025, the Company paid $1.2 million and $0.1 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Contract liabilities, net of current portion	$34,505	$35,401
Asset retirement obligations	3,876	3,927
Other	1,805	2,027
Other long-term liabilities	$40,186	$41,355
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2024 and 2025 (in thousands):

	For the three months ended March 31,
	2024	2025
Instructional and support costs	$1,233	$2,287
General and administration	3,960	3,077
Restructuring costs	136	107
Stock-based compensation expense included in operating expense	5,329	5,471
Tax benefit	1,425	1,435
Stock-based compensation expense, net of tax	$3,904	$4,036
During the three months ended March 31, 2024 and 2025, the Company recognized shortfall tax impacts of approximately $1.3 million and windfall tax impacts of approximately $0.5 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes.
14.    Income Taxes
During the three months ended March 31, 2024 and 2025, the Company recorded income tax expense of $13.4 million and $12.3 million, respectively. Income tax expense for the three months ended March 31, 2024 and 2025 include shortfall tax impacts of approximately $1.3 million and windfall tax impacts of approximately $0.5 million, respectively, related to share-based payment arrangements.
The Company had no unrecognized tax benefits as of December 31, 2024 and March 31, 2025. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $2.4 million and $1.9 million in income taxes during the three months ended March 31, 2024 and 2025, respectively.
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
A summary of financial information by reportable segment for the three months ended March 31, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$219,236	$47,375	$23,639	$290,250

Segment expenses
Direct segment expenses	175,695	45,209	12,429	233,333
Enterprise shared services allocation	15,528	4,421	1,122	21,071
Segment income (loss) from operations	$28,013	$(2,255)	$10,088	$35,846

Unallocated expenses
Restructuring costs				5,510
Consolidated income from operations				$41,356
Other income				1,794
Consolidated income before income taxes				$43,150

A summary of financial information by reportable segment for the three months ended March 31, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$221,008	$48,260	$34,322	$303,590

Segment expenses
Direct segment expenses	175,538	45,251	18,808	239,597
Enterprise shared services allocation	15,514	5,105	1,666	22,285
Segment income (loss) from operations	$29,956	$(2,096)	$13,848	$41,708

Unallocated expenses
Restructuring costs				(1,914)
Consolidated income from operations				$39,794
Other income				2,211
Consolidated income before income taxes				$42,005
The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment for the three months ended March 31, 2024 and 2025 (in thousands):

	For the three months ended March 31,
	2024	2025
Depreciation and amortization
U.S. Higher Education	$7,828	$7,625
Australia/New Zealand	2,446	2,338
Education Technology Services	795	1,114
Restructuring costs	—	118
Consolidated depreciation and amortization	$11,069	$11,195
Stock-based compensation
U.S. Higher Education	$3,910	$4,380
Australia/New Zealand	894	355
Education Technology Services	389	629
Restructuring costs	136	107
Consolidated stock-based compensation	$5,329	$5,471
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2024.
17.    Regulation
The Company’s higher education institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition, and results of operations. Other than as set forth below, there have been no material changes to the laws and regulations affecting the Company’s higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

United States Regulation
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 21, 2025, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2025 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 7, 2025 and yielded 32 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 25, 2025, NC-SARA will hold its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 6, 2025 and April 7, 2025 (now closed), and between June 9, 2025 and July 7, 2025. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2025, and October 23, 2025, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
Negotiated Rulemaking
On April 4, 2025, the Department announced its intention to host public hearings and convene one or more negotiated rulemaking committees to prepare proposed Title IV regulations. The Department is hosting public hearings on April 29, 2025 and May 1, 2025 and will accept written comments through May 5, 2025. The Department is seeking public comments on the following topics: (1) refining definitions of a qualifying employer for the purposes of determining eligibility for the Public Service Loan Forgiveness program; (2) Pay As You Earn (PAYE) and Income Contingent Repayment (ICR) plans; and (3) potential topics that would streamline current federal student financial assistance program regulations while maintaining or improving program integrity and institutional quality.
Title IX
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful. The Department did not appeal this decision before the March 10, 2025 appeal deadline passed; however, a nonprofit legal organization is seeking to intervene in support of the 2024 Title IX Rule. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter (“DCL”) confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
On January 20, 2025, President Trump issued Executive Order 14168 “Defending Women From Gender Ideology Extremism and Restoring Biological Truth to the Federal Government” ordering, among other matters, all agencies to enforce laws governing sex-based rights, protections, opportunities, and accommodations consistent with definitions provided in the executive order. The executive order defines “sex” as a binary classification that does not include “gender identity” and requires agencies to take various actions consistent with that position.

On April 4, 2025, the Department and the U.S. Department of Justice jointly announced a “Title IX Special Investigations Team” (the “Title IX SIT”) in response to what the agencies describe as a “staggering” volume of Title IX complaints. The Title IX SIT is intended to streamline Title IX investigations conducted by the federal government by leveraging teams with personnel from both agencies to coordinate on investigation and enforcement.
Title VI
Under Title VI of the Civil Rights Act of 1964, institutions receiving federal financial assistance are prohibited from discriminating on the basis of race, color, or national origin. On January 21, 2025, President Trump issued Executive Order 14173 “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” ordering, among other matters, all agencies to enforce civil rights laws and combat illegal private sector Diversity, Equity, and Inclusion (“DEI”) preferences, mandates, policies, programs and activities. The executive order further directed the U.S. Attorney General and the Secretary of Education to issue guidance to all institutions of higher education that receive federal financial assistance regarding measures and practices required to comply with the U.S. Supreme Court’s decision in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) (“SFFA”), in which the Court significantly altered the existing legal framework relevant to race-conscious admissions to achieve student body diversity. On February 5, 2025, the U.S. Attorney General issued a memorandum to all Department of Justice employees stating that the Department of Justice’s Civil Rights Division will investigate, eliminate, and penalize illegal DEI as well as diversity, equity, inclusion and accessibility (“DEIA”) preferences, mandates, policies, programs and activities in the private sector and educational institutions that receive federal funds. The Attorney General further stated that by March 1, 2025, the Civil Rights Division and Office of Legal Policy would jointly prepare a report containing recommendations for enforcement and address: key sectors of concern within the Department of Justice’s jurisdiction; the most egregious illegal DEI/DEIA practitioners in each sector of concern; plans to deter the use of illegal DEI/DEIA, including proposals for criminal investigations and up to nine potential civil compliance investigations of publicly traded corporations and certain other organizations; potential litigation activities, regulatory actions, and sub-regulatory guidance; and other strategies to end illegal DEI and DEIA discrimination and preferences and comply with federal civil rights laws. Litigation challenging Executive Order 14173 was brought in federal district court; after a preliminary injunction was granted enjoining portions of the executive order, an appeals court stayed the injunction pending appeal.
On February 14, 2025, the Department of Education issued a DCL setting forth the anti-discrimination obligations of institutions that receive federal financial assistance. The DCL asserts that the SFFA decision applies more broadly to prohibit using race in decisions related to admissions, hiring, promotion, compensation, financial aid, scholarships, prizes, administrative support, discipline, housing, graduation ceremonies, and all other aspects of student, academic, and campus life. The DCL further states that programs and activities that treat students differently on the basis of race to achieve “nebulous” diversity, racial balancing, social justice, or equity goals are illegal. The Department informed institutions that the Department intended to take appropriate measures to assess compliance with the applicable statutes and regulations beginning February 28, 2025. The DCL further noted that institutions that fail to comply with federal civil rights law may, consistent with applicable law, face potential loss of federal funding. On February 28, 2025, the Department issued additional guidance in a Frequently Asked Questions (“FAQs”) document clarifying aspects of the DCL. Multiple lawsuits have been filed seeking to enjoin and vacate the DCL and FAQs alleging that they are unconstitutional, violate the Administrative Procedure Act, and are vague and disrupt educational practices, including by limiting academic freedom. Capella University and Strayer University are not parties to the lawsuits. The Company is unable to predict the ultimate outcome of the litigation.
On March 14, 2025, the Department announced that its Office for Civil Rights has opened investigations into dozens of higher education institutions for alleged Title VI violations.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to Title IV programs, U.S. Department of Education staffing levels, borrower defense to repayment applications, gainful employment, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Segments Overview
As of March 31, 2025, we had the following reportable segments:
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
•In the first quarter of 2025, USHE enrollment increased to 87,854 compared to 87,731 for the same period in 2024.
•Trailing 4-quarter student persistence within USHE was 87.2% in the fourth quarter of 2024 compared to 87.0% for the same period in 2023. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
87.4%	87.3%	87.4%	87.0%	86.9%	87.0%	86.9%	87.2%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 4.7% as of the end of the fourth quarter of 2024. Government provided grants and loans per credit earned includes all Federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
(7.2)%	(7.4)%	(8.3)%	(7.4)%	(5.0)%	(3.8)%	(2.5)%	(4.7)%
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
•In the first quarter of 2025, employer affiliated enrollment as a percentage of USHE enrollment was 31.2% compared to 29.2% for the same period in 2024.
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
•In the first quarter of 2025, Australia/New Zealand enrollment decreased 0.6% to 20,082 compared to 20,197 for the same period in 2024.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the three months ended March 31, 2025 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2025, we had deferred $37.7 million for estimated redemptions earned under the Learn and Earn

Scholarship, as compared to $37.1 million at December 31, 2024. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. Our bad debt expense was 4.2% of revenue in the first quarter of 2025 and 2024. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2025 would have changed our income from operations by approximately $1.4 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2025 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three months ended March 31, 2025.
Other estimates — We record estimates for income tax liabilities and estimate the useful lives of our property and equipment. We also periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to the carrying amount of property and equipment and intangible assets, stock-based compensation expense, and income tax liabilities may be required.
Results of Operations
In the first quarter of 2025, we generated $303.6 million in revenue compared to $290.3 million for the same period in 2024. Our income from operations was $39.8 million in the first quarter of 2025 compared to $41.4 million for the same period in 2024, due to higher restructuring costs and operating expenses, partially offset by higher revenue in our Education Technology Services segment, which was primarily driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions. Net income in the first quarter of 2025 and 2024 was $29.7 million, and diluted earnings per share was $1.24 in the first quarter of 2025 compared to $1.23 for the same period in 2024.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenues. Consolidated revenue increased to $303.6 million in the first quarter of 2025 compared to $290.3 million in the first quarter of 2024, primarily due to higher revenue in our Education Technology Services segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions. In the USHE segment for the three months ended March 31, 2025, total enrollment increased to 87,854 from 87,731 for the same period in 2024. USHE segment revenue increased 0.8% to $221.0 million in the first quarter of 2025 compared to $219.2 million in the first quarter of 2024, primarily due to higher revenue per student. In the Australia/New Zealand segment for the three months ended March 31, 2025, total enrollment decreased 0.6% to 20,082 from 20,197 for the same period in 2024. Australia/New Zealand segment revenue increased 1.9% to $48.3 million in the first quarter of 2025 compared to $47.4 million in the first quarter of 2024, primarily due to higher revenue per student, partially offset by unfavorable foreign currency exchange impacts. Education Technology Services segment revenue increased 45.2% to $34.3 million in the first quarter of 2025 compared to $23.6 million in the first quarter of 2024, primarily due to an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $158.3 million in the first quarter of 2025 compared to $157.7 million in the first quarter of 2024, principally due to increases in stock-based compensation expense, technology-related costs, depreciation expense, and bad debt expense, partially offset by lower student material and facility expenses, and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 52.1% in the first quarter of 2025 from 54.3% in the first quarter of 2024.
General and administration expenses. Consolidated general and administration expenses increased to $103.6 million in the first quarter of 2025 compared to $96.7 million in the first quarter of 2024, principally due to increased investments in branding initiatives and partnerships with brand ambassadors and higher personnel-related costs, partially offset by lower stock-based compensation expense and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues increased to 34.1% in the first quarter of 2025 from 33.3% in the first quarter of 2024.
Restructuring costs. Restructuring costs increased to $1.9 million in the first quarter of 2025 compared to a $5.5 million net benefit in the first quarter of 2024, primarily due to a $6.2 million gain related to the early termination of operating leases in the first quarter of 2024, a $1.1 million increase in severance and other personnel-related expenses from employee terminations and a $0.2 million increase in asset impairment charges.
Income from operations. Consolidated income from operations decreased to $39.8 million in the first quarter of 2025 compared to $41.4 million in the first quarter of 2024, due to higher restructuring costs and operating expenses, partially offset by higher revenue in our Education Technology Services segment, which was primarily driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions. USHE segment income from operations increased 6.9% to $30.0 million in the first quarter of 2025 compared to $28.0 million in the first quarter of 2024, primarily driven by higher revenue due to an increase in revenue per student, lower student material costs and lower personnel-related costs, partially offset by increased investments in branding initiatives, higher bad debt expense, and higher stock-based compensation expense. Australia/New Zealand segment loss from operations decreased to $2.1 million in the first quarter of 2025 compared to a loss from operations of $2.3 million in the first quarter of 2024, primarily driven by higher revenue due to an increase in revenue per student and lower stock-based compensation expense, partially offset by higher personnel-related costs and increased investments in branding initiatives. Education Technology Services segment income from operations increased 37.3% to $13.8 million in the first quarter of 2025 compared to $10.1 million in the first quarter of 2024, primarily due to higher revenue as a result of an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment, partially offset by higher personnel-related costs and increased investments in branding initiatives.
Other income. Other income increased to $2.2 million in the first quarter of 2025 compared to $1.8 million in the first quarter of 2024, primarily due to a $1.1 million decrease in interest expense, partially offset by a $0.6 million decrease in interest income. We incurred $0.3 million of interest expense in the three months ended March 31, 2025 compared to $1.4 million in the three months ended March 31, 2024.
Provision for income taxes. Income tax expense was $12.3 million in the first quarter of 2025, compared to $13.4 million in the first quarter of 2024. Income tax expense for the three months ended March 31, 2024 and 2025 include shortfall tax impacts of approximately $1.3 million and windfall tax impacts of approximately $0.5 million, respectively, related to share-based payment arrangements. Our effective tax rate for the first quarter of 2025 was 29.2% compared to 31.2% in the first quarter of 2024.
Net income. Net income was $29.7 million in the first quarter of 2025 and 2024 due to the factors discussed above.
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
To illustrate currency impacts to operating results, Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three months ended March 31, 2025 are also presented on a constant currency basis.
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
Adjusted income from operations was $41.7 million in the first quarter of 2025 compared to $35.8 million for the same period in 2024. Adjusted net income was $31.2 million in the first quarter of 2025 compared to $26.7 million for the same period in 2024, and adjusted diluted earnings per share was $1.30 in the first quarter of 2025 compared to $1.11 for the same period in 2024.
The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Revenues	$303,590	$—	$—	$—	$303,590
Total costs and expenses	$263,796	$(1,914)	$—	$—	$261,882
Income from operations	$39,794	$1,914	$—	$—	$41,708
Operating margin	13.1%				13.7%
Income before income taxes	$42,005	$1,914	$4	$—	$43,923
Net income	$29,744	$1,914	$4	$(477)	$31,185

Diluted earnings per share	$1.24				$1.30
Weighted average diluted shares outstanding	24,065				24,065
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Revenues	$290,250	$—	$—	$—	$290,250
Total costs and expenses	$248,894	$5,510	$—	$—	$254,404
Income from operations	$41,356	$(5,510)	$—	$—	$35,846
Operating margin	14.2%				12.4%
Income before income taxes	$43,150	$(5,510)	$212	$—	$37,852
Net income	$29,702	$(5,510)	$212	$2,282	$26,686

Diluted earnings per share	$1.23				$1.11
Weighted average diluted shares outstanding	24,060				24,060
_________________________________________________________________________________________
(1)Reflects severance costs, asset impairment charges, gains on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(2)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(3)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing adjusted effective tax rates of 29.0% and 29.5% for the three months ended March 31, 2025 and 2024, respectively.

The table below presents our adjusted results of operations on a constant currency basis for the three months ended March 31, 2025 (in thousands, except per share data):

	For the three months ended March 31, 2025
	As Adjusted (Non-GAAP)	Constant currency adjustment(1)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$303,590	$2,153	$305,743
Total costs and expenses	$261,882	$2,274	$264,156
Income from operations	$41,708	$(121)	$41,587
Operating margin	13.7%		13.6%
Income before income taxes	$43,923	$(93)	$43,830
Net income	$31,185	$(66)	$31,119

Diluted earnings per share	$1.30		$1.29
Weighted average diluted shares outstanding	24,065		24,065
__________________________________________________________________________________________
(1)Reflects an adjustment to translate foreign currency results for the three months ended March 31, 2025 at a constant exchange rate of 0.66 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2024.
Liquidity and Capital Resources
At March 31, 2025, we had cash, cash equivalents, and marketable securities of $197.6 million compared to $199.0 million at December 31, 2024 and $253.6 million at March 31, 2024. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at March 31, 2025 and 2024. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. During the three months ended March 31, 2025 and 2024, we earned interest income of $2.5 million and $3.1 million, respectively.
We are party to a credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2025. We had no borrowings outstanding under the Revolving Credit Facility as of March 31, 2025 and $61.3 million outstanding under our Revolving Credit Facility as of March 31, 2024. During the three months ended March 31, 2025 and 2024, we paid $0.1 million and $1.2 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the three months ended March 31, 2025 decreased to $67.7 million, compared to $77.6 million for the same period in 2024. The decrease in net cash from operating activities was primarily driven by unfavorable changes in working capital.
Our net cash used in investing activities for the three months ended March 31, 2025 increased to $1.7 million, compared to $1.0 million for the same period in 2024. The increase in net cash used in investing activities was primarily driven by a $25.6 million increase in purchases of marketable securities and a $1.1 million increase in capital expenditures, partially offset by a $26.1 million increase in cash proceeds from marketable securities and other investments. Capital expenditures increased to $10.3 million for the three months ended March 31, 2025, compared to $9.2 million for the same period in 2024, primarily due to the timing of capital projects.

Our net cash used in financing activities for the three months ended March 31, 2025 increased to $56.1 million, compared to $18.4 million for the same period in 2024. The increase in net cash used in financing activities was primarily driven by $32.0 million of share repurchases during the three months ended March 31, 2025 and a $5.6 million increase in net payments for employee stock awards.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first quarter of 2025. During the three months ended March 31, 2025, we paid a total of $14.8 million in cash dividends on our common stock, compared to $14.7 million for the same period in 2024. During the three months ended March 31, 2025, we paid $32.0 million to repurchase shares of common stock in the open market under our repurchase program. As of March 31, 2025, we had $196.5 million remaining in share repurchase authorization to use through December 31, 2025.
For the first quarter of 2025 and 2024, bad debt expense as a percentage of revenue was 4.2%.
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
Item 3:   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2025, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of March 31, 2025. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 15.9% of our consolidated revenues for the three months ended March 31, 2025. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the three months ended March 31, 2025, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $4.8 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the three months ended March 31, 2025 was an increase of $0.1 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 4:   Controls and Procedures
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2025, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, other than as set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), conducts an annual process to consider potential changes to NC-SARA policies. From time to time, changes have been proposed that, if adopted, would have significantly altered the distance education reciprocity agreements, including a proposal that NC-SARA permit states to apply more stringent standards to for-profit institutions or to eliminate the ability of for-profit institutions to participate in the agreements altogether. Although such proposals were not adopted, the process demonstrates the possibility that the adoption of certain NC-SARA proposals in the future, including those described above, could have a material adverse effect on Capella University, Strayer University, and the Company. For example, if excluded from the ability to participate in the agreements, Capella University and Strayer University would need to seek authorization in each state, which would increase costs and present the risk that certain jurisdictions would decline authorization.
On January 21, 2025, NC-SARA initiated its 2025 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 7, 2025 and yielded 32 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 25, 2025, NC-SARA will hold its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 6, 2025 and April 7, 2025 (now closed), and between June 9, 2025 and July 7, 2025. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2025, and October 23, 2025, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
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
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government (the “2020 Title IX Rule”). The2020 Title IX Rule defines what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describes what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specifies how an institution must respond to allegations of sexual harassment. Among other matters, the 2020 Title IX Rule includes a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020. On August 24, 2021, the Department of Education Office for Civil Rights issued guidance indicating it would cease enforcement of the rules’ prohibition against consideration of statements made by individuals failing to submit to cross-examination at a live hearing.
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment, and on October 4, 2022, the Department of Education’s Office for Civil Rights released a resource document for students and institutions addressing pregnancy and related conditions. On April 19, 2024, the Department of Education released its final rule regarding the implementation of Title IX (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful. The Department did not appeal this decision before the March 10, 2025 appeal deadline passed; however, a nonprofit legal organization is seeking to intervene in support of the 2024 Title IX Rule. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
On January 20, 2025, President Trump issued Executive Order 14168 “Defending Women From Gender Ideology Extremism and Restoring Biological Truth to the Federal Government” ordering, among other matters, all agencies to enforce laws governing sex-based rights, protections, opportunities, and accommodations consistent with definitions provided in the executive order. The executive order defines “sex” as a binary classification that does not include “gender identity” and requires agencies to take various actions consistent with that position.
On April 4, 2025, the Department and the U.S. Department of Justice jointly announced a “Title IX Special Investigations Team” (the “Title IX SIT”) in response to what the agencies describe as a “staggering” volume of Title IX complaints. The Title IX SIT is intended to streamline Title IX investigations conducted by the federal government by leveraging teams with personnel from both agencies to coordinate on investigation and enforcement.
Failure to comply with these final rules and the resulting sanctions could have a material adverse effect on our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, the Company paid $32.0 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $196.5 million as of March 31, 2025, and is available for use through December 31, 2025. A summary of the Company’s share repurchases during the three months ended March 31, 2025 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
January 1 to January 31, 2025	—	$—	—	$228.5
February 1 to February 28, 2025	—	—	—	228.5
March 1 to March 31, 2025	391,302	81.84	391,302	196.5
Total	391,302	$81.84	391,302	$196.5
____________________________________
(1)The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 6, 2024, the Board of Directors authorized an extension of the repurchase program through December 31, 2025. The total amount authorized remained $235.0 million (including amounts expended since the program commenced).
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
On March 4, 2025, Daniel Jackson, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Jackson’s Rule 10b5-1 Trading Plan, which terminates on February 26, 2027, provides for the sale of up to 59,612 shares of common stock pursuant to the terms of the plan.
On March 5, 2025, Karl McDonnell, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan. Mr. McDonnell’s Rule 10b5-1 Trading Plan, which terminates on February 26, 2027, provides for the sale of up to 101,664 shares of common stock pursuant to the terms of the plan.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2025.
Submission of Matters to a Vote of Security Holders
The Company held its 2025 Annual Meeting of Stockholders on April 23, 2025. There were 24,654,185 shares of common stock outstanding and eligible to be voted at the Annual Meeting and 22,009,265 shares were presented by proxy at the meeting which constituted a quorum to conduct business.

There were four proposals submitted to the Company’s stockholders at the Annual Meeting. All proposals were passed. The final results of voting on each of the proposals are as follows:
Proposal 1: Elect thirteen directors to the Board of Directors.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Vote
Robert S. Silberman	20,002,842	751,121	3,327	1,251,975
Viet D. Dinh	19,171,819	1,554,820	30,652	1,251,974
Dr. Charlotte F. Beason	19,930,522	791,143	35,626	1,251,974
Rita D. Brogley	20,580,204	173,122	3,966	1,251,973
Gregory W. Cappelli	20,661,091	87,968	8,233	1,251,973
Robert R. Grusky	19,937,891	788,638	30,762	1,251,974
Jerry L. Johnson	20,612,359	141,017	3,915	1,251,974
Karl McDonnell	20,526,903	227,225	3,162	1,251,975
Dr. Michael A. McRobbie	20,643,006	110,261	4,025	1,251,973
Dr. Benjamin E. Sasse	19,978,325	748,313	30,652	1,251,975
William J. Slocum	20,612,503	140,873	3,915	1,251,974
Michael J. Thawley	20,613,500	139,876	3,915	1,251,974
G. Thomas Waite, III	19,881,254	872,122	3,915	1,251,974
Proposal 2: Ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

Votes For	Votes Against	Abstain
21,936,673	68,421	4,171
There were no broker non-votes with respect to this proposal.
Proposal 3: Approval on an advisory basis of the compensation of the named executive officers.

Votes For	Votes Against	Abstain	Broker Non-Vote
20,482,865	257,112	17,313	1,251,975
Proposal 4: Approval of an amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan to increase the number of shares available for issuance.

Votes For	Votes Against	Abstain	Broker Non-Vote
20,428,339	322,632	6,320	1,251,974

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Schema Document
101	CAL Inline XBRL Calculation Linkbase Document
101	DEF Inline XBRL Definition Linkbase Document
101	LAB Inline XBRL Label Linkbase Document
101	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: April 24, 2025