Form 10-Q
period 2025-06-30
Strategic Education, Inc.
filed 2025-07-30
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 18, 2025, there were outstanding 23,900,408 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$137,074	$133,600
Marketable securities	46,949	31,350
Tuition receivable, net	76,127	97,878
Income taxes receivable	—	762
Other current assets	44,793	56,353
Total current assets	304,943	319,943
Property and equipment, net	111,247	111,027
Right-of-use lease assets	103,673	100,049
Marketable securities, non-current	14,981	14,986
Intangible assets	245,098	248,172
Goodwill	1,206,883	1,231,105
Other assets	62,910	66,241
Total assets	$2,049,735	$2,091,523

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,749	$99,189
Income taxes payable	2,926	—
Contract liabilities	89,563	135,179
Lease liabilities	22,222	20,112
Total current liabilities	216,460	254,480
Deferred income tax liabilities	27,586	27,925
Lease liabilities, non-current	103,004	100,190
Other long-term liabilities	40,186	42,211
Total liabilities	387,236	424,806
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,502,385 and 23,948,762 shares issued and outstanding at December 31, 2024 and June 30, 2025, respectively	245	239
Additional paid-in capital	1,532,414	1,489,271
Accumulated other comprehensive loss	(88,565)	(58,869)
Retained earnings	218,405	236,076
Total stockholders’ equity	1,662,499	1,666,717
Total liabilities and stockholders’ equity	$2,049,735	$2,091,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Revenues	$312,266	$321,471	$602,516	$625,061
Costs and expenses:
Instructional and support costs	163,235	166,153	320,944	324,439
General and administration	105,112	106,775	201,807	210,371
Restructuring costs	1,995	2,783	(3,515)	4,697
Total costs and expenses	270,342	275,711	519,236	539,507
Income from operations	41,924	45,760	83,280	85,554
Other income (expense)	(123)	(315)	1,671	1,896
Income before income taxes	41,801	45,445	84,951	87,450
Provision for income taxes	11,903	13,114	25,351	25,375
Net income	$29,898	$32,331	$59,600	$62,075
Earnings per share:
Basic	$1.28	$1.41	$2.55	$2.69
Diluted	$1.24	$1.37	$2.47	$2.61
Weighted average shares outstanding:
Basic	23,442	22,906	23,416	23,113
Diluted	24,179	23,516	24,119	23,790
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Net income	$29,898	$32,331	$59,600	$62,075
Other comprehensive income (loss):
Foreign currency translation adjustments	13,592	26,353	(13,058)	29,696
Unrealized gains (losses) on marketable securities, net of tax	71	(1)	214	—
Comprehensive income	$43,561	$58,683	$46,756	$91,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2024	24,607,939	$246	$1,519,291	$183,800	$(60,754)	$1,642,583
Stock-based compensation	—	—	6,573	—	—	6,573
Exercise of stock options	2,628	—	173	—	—	173
Issuance of restricted stock, net	12,427	—	—	—	—	—
Common stock dividends ($0.60 per share)	—	—	—	(14,790)	—	(14,790)
Foreign currency translation adjustment	—	—	—	—	13,592	13,592
Unrealized gains on marketable securities, net of tax	—	—	—	—	71	71
Net income	—	—	—	29,898	—	29,898
Balance at June 30, 2024	24,622,994	$246	$1,526,037	$198,908	$(47,091)	$1,678,100

	For the three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2025	24,261,716	$243	$1,502,852	$225,440	$(85,221)	$1,643,314
Stock-based compensation	—	—	5,856	—	—	5,856
Exercise of stock options	3,396	—	224	—	—	224
Issuance of restricted stock, net	9,494	(1)	(134)	—	—	(135)
Repurchase of common stock	(325,844)	(3)	(19,527)	(7,236)	—	(26,766)
Common stock dividends ($0.60 per share)	—	—	—	(14,459)	—	(14,459)
Foreign currency translation adjustment	—	—	—	—	26,353	26,353
Unrealized losses on marketable securities, net of tax	—	—	—	—	(1)	(1)
Net income	—	—	—	32,331	—	32,331
Balance at June 30, 2025	23,948,762	$239	$1,489,271	$236,076	$(58,869)	$1,666,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	11,902	—	—	11,902
Exercise of stock options	4,864	—	318	—	—	318
Issuance of restricted stock, net	211,314	2	(3,833)	—	—	(3,831)
Common stock dividends ($1.20 per share)	—	—	—	(29,563)	—	(29,563)
Foreign currency translation adjustment	—	—	—	—	(13,058)	(13,058)
Unrealized gains on marketable securities, net of tax	—	—	—	—	214	214
Net income	—	—	—	59,600	—	59,600
Balance at June 30, 2024	24,622,994	$246	$1,526,037	$198,908	$(47,091)	$1,678,100

	For the six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	11,327	—	—	11,327
Exercise of stock options	4,158	—	267	—	—	267
Issuance of restricted stock, net	159,365	1	(9,451)	—	—	(9,450)
Repurchase of common stock	(717,146)	(7)	(45,286)	(15,173)	—	(60,466)
Common stock dividends ($1.20 per share)	—	—	—	(29,231)	—	(29,231)
Foreign currency translation adjustment	—	—	—	—	29,696	29,696
Net income	—	—	—	62,075	—	62,075
Balance at June 30, 2025	23,948,762	$239	$1,489,271	$236,076	$(58,869)	$1,666,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2024	2025
Cash flows from operating activities:
Net income	$59,600	$62,075
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early termination of operating leases, net	(6,166)	—
Amortization of deferred financing costs	280	212
Amortization of investment discount/premium	(40)	(140)
Depreciation and amortization	22,227	23,198
Deferred income taxes	(593)	(4)
Stock-based compensation	11,902	11,327
Impairment of right-of-use lease assets	—	802
Changes in assets and liabilities:
Tuition receivable, net	(13,247)	(20,398)
Other assets	(12,663)	(13,007)
Accounts payable and accrued expenses	759	(3,643)
Income taxes payable and income taxes receivable	74	(3,785)
Contract liabilities	41,353	44,861
Other liabilities	(1,551)	(2,634)
Net cash provided by operating activities	101,935	98,864

Cash flows from investing activities:
Purchases of property and equipment	(19,928)	(21,151)
Purchases of marketable securities	(8,591)	(25,804)
Proceeds from marketable securities	22,525	42,575
Proceeds from other investments	20	—
Other investments	(96)	(231)
Cash paid for acquisition, net of cash acquired	(143)	(16)
Net cash used in investing activities	(6,213)	(4,627)

Cash flows from financing activities:
Common dividends paid	(29,507)	(29,215)
Net payments for stock awards	(3,514)	(9,182)
Repurchase of common stock	—	(60,032)
Net cash used in financing activities	(33,021)	(98,429)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(534)	2,519
Net increase (decrease) in cash, cash equivalents, and restricted cash	62,167	(1,673)
Cash, cash equivalents, and restricted cash — beginning of period	181,925	146,656
Cash, cash equivalents, and restricted cash — end of period	$244,092	$144,983
Non-cash transactions:
Non-cash additions to property and equipment	$2,408	$2,797
Right-of-use lease assets obtained in exchange for operating lease liabilities	$4,281	$2,219
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
The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s three reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of Capella University and Strayer University and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Education Technology Services (“ETS”), which primarily develops and maintains relationships with employers to build education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs, including through Workforce Edge, a full-service education benefits administration solution for employers, and Sophia Learning, which offers low-cost online general education-level courses; and (3) Australia/New Zealand (“ANZ”), which through Torrens University and associated assets, provides certificate and degree programs in Australia and New Zealand. The Company’s reportable segments are discussed further in Note 15.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of, and for the three and six months ended, June 30, 2024 and 2025 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million and $2.1 million of these unpaid obligations as of December 31, 2024 and June 30, 2025, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third-party law firm to adhere to tuition protection requirements. As of December 31, 2024 and June 30, 2025, the Company had approximately $7.3 million and $8.8 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2024 and 2025 (in thousands):

	As of June 30,
	2024	2025
Cash and cash equivalents	$230,111	$133,600
Restricted cash included in other current assets	13,481	10,883
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$244,092	$144,983
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
The Company’s held-to-maturity marketable securities consist of term deposits, U.S. treasury securities, and corporate debt securities, which are carried at amortized cost. The Company’s available-for-sale marketable securities consisted of corporate debt securities, which were carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.
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
Tuition Receivable and Allowance for Credit Losses
The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Company’s student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for credit losses is established based upon historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status, likelihood of future enrollment, degree mix trends and changes in the overall economic and regulatory environment. In the event that current collection trends differ from historical trends, an adjustment is made to the allowance for credit losses and bad debt expense.
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024	June 30, 2025
Tuition receivable	$127,012	$146,249
Allowance for credit losses	(50,885)	(48,371)
Tuition receivable, net	$76,127	$97,878
An additional $7.0 million and $6.4 million of tuition receivable, net, are included in other assets as of December 31, 2024 and June 30, 2025, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three and six months ended June 30, 2024 and 2025 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Allowance for credit losses, beginning of period	$47,275	$45,570	$47,605	$46,185
Additions charged to expense	13,415	12,806	25,625	25,580
Write-offs, net of recoveries	(13,903)	(14,051)	(26,443)	(27,440)
Allowance for credit losses, end of period	$46,787	$44,325	$46,787	$44,325
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,502,385 and 23,948,762 shares were issued and outstanding as of December 31, 2024 and June 30, 2025, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2025, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 2, 2025.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Weighted average shares outstanding used to compute basic earnings per share	23,442	22,906	23,416	23,113
Incremental shares issuable upon the assumed exercise of stock options	6	1	6	2
Unvested restricted stock and restricted stock units	731	609	697	675
Shares used to compute diluted earnings per share	24,179	23,516	24,119	23,790

Anti-dilutive shares excluded from the diluted earnings per share calculation	—	256	—	175
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2024 and June 30, 2025, the balance of accumulated other comprehensive loss was $88.6 million, net of tax of $0.1 million, and $58.9 million, net of tax of $0.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and six months ended June 30, 2024 and 2025.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of specific categories in the effective tax rate reconciliation. Further, the standard requires certain disclosures of state versus federal income tax expense and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis although retrospective application is permitted. The

Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disclosure of amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion within each income statement expense line item that contains any of these expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted, and the amendments can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2024 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$207,571	$206,714	$417,302	$418,460
Other(1)	9,042	8,921	18,547	18,183
Total U.S. Higher Education Segment	216,613	215,635	435,849	436,643
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	69,004	67,849	114,638	114,295
Other(1)	2,126	1,295	3,867	3,109
Total Australia/New Zealand Segment	71,130	69,144	118,505	117,404
Education Technology Services Segment(2)	24,523	36,692	48,162	71,014
Consolidated revenue	$312,266	$321,471	$602,516	$625,061
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
Revenue from students participating in the Learn and Earn Scholarship is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $15.7 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Learn and Earn Scholarship (in thousands):

	For the six months ended June 30,
	2024	2025
Balance at beginning of period	$44,480	$37,118
Revenue deferred	9,431	10,883
Benefit redeemed	(11,358)	(9,603)
Balance at end of period	$42,553	$38,398
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2024 and June 30, 2025, the Company had $14.7 million and $16.3 million, respectively, of contract liabilities in the unaudited condensed consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $6.5 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third-party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the Australia/New Zealand segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.

4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $1.0 million and $1.3 million of severance and other employee separation charges during the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.8 million during the three and six months ended June 30, 2025, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the six months ended June 30, 2024 and 2025 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2023	$795
Restructuring and other charges	1,270
Payments	(1,630)
Balance as of June 30, 2024	$435

Balance as of December 31, 2024(1)	$534
Restructuring and other charges	2,837
Payments	(2,833)
Balance as of June 30, 2025(1)	$538
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $0.7 million and $0.8 million of right-of-use lease asset charges during the three and six months ended June 30, 2025, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.7 million and $0.8 million during the three and six months ended June 30, 2025, respectively. There were no right-of-use lease asset charges or fixed asset impairment charges during the three and six months ended June 30, 2024. The Company recorded a net benefit related to the early termination and related extinguishment of lease liabilities of approximately $6.2 million during the six months ended June 30, 2024. These right-of-use lease asset and fixed asset impairment charges and net benefits from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of available-for-sale securities, which are carried at fair value, as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Corporate debt securities	$500	$—	$(1)	$499
Total	$500	$—	$(1)	$499
The Company did not have any marketable securities classified as available-for-sale as of June 30, 2025.

The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2024 and June 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Term deposits	$21,653	$—	$—	$21,653
U.S. treasury securities	19,778	18	—	19,796
Corporate debt securities	20,000	—	(26)	19,974
Total	$61,431	$18	$(26)	$61,423

Balance as of June 30, 2025
Term deposits	$16,418	$—	$—	$16,418
U.S. treasury securities	9,918	28	(2)	9,944
Corporate debt securities	20,000	19	(10)	20,009
Total	$46,336	$47	$(12)	$46,371
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2024 and June 30, 2025 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2025, there were no securities which were in an unrealized loss position for a period longer than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and six months ended June 30, 2024 and 2025. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024		June 30, 2025
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$499	$46,450	$—	$31,350
Due after one year through five years	—	14,981	—	14,986
Total	$499	$61,431	$—	$46,336
The following table summarizes the purchases of and proceeds from marketable securities for the six months ended June 30, 2024 and 2025 (in thousands):

	For the six months ended June 30,
	2024	2025
Purchases of marketable securities
Purchases of held-to-maturity securities	$8,591	$25,804
Total purchases of marketable securities	$8,591	$25,804

Proceeds from marketable securities
Maturities of available-for-sale securities	$4,305	$500
Maturities of held-to-maturity securities	18,220	42,075
Total proceeds from marketable securities	$22,525	$42,575
The Company did not sell any available-for-sale or held-to-maturity securities during the three and six months ended June 30, 2024 and 2025. The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2024 and 2025.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,416	$92,416	$—	$—
Available-for-sale securities:
Corporate debt securities	499	—	499	—
Total assets at fair value on a recurring basis	$92,915	$92,416	$499	$—
Assets measured at fair value on a recurring basis consist of the following as of June 30, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$85,271	$85,271	$—	$—
Total assets at fair value on a recurring basis	$85,271	$85,271	$—	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company’s other cash and cash equivalents as of December 31, 2024 and June 30, 2025 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
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
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2024 and June 30, 2025 was $61.4 million and $46.4 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2024 and 2025.

7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(10,926)	—	(10,926)
Balance as of June 30, 2024	$632,075	$508,887	$100,000	$1,240,962
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	24,222	—	24,222
Balance as of June 30, 2025	$632,075	$499,030	$100,000	$1,231,105
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2025 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three and six months ended June 30, 2024 and 2025.
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
The following table presents changes in the carrying value of indefinite-lived intangible assets (in thousands):

	For the six months ended June 30,
	2024	2025
Balance at beginning of period	$251,623	$245,098
Additions	—	—
Impairments	(800)	—
Currency translation adjustments	(1,354)	3,074
Balance at end of period	$249,469	$248,172
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge, which is included in Restructuring costs on the unaudited condensed consolidated statements of income. No events or circumstances occurred in the six months ended June 30, 2025 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2025.

8. Other Current Assets
Other current assets consist of the following as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024	June 30, 2025
Prepaid expenses	$20,841	$30,616
Restricted cash	9,082	10,883
Cloud computing arrangements	9,402	9,036
Other	5,468	5,818
Other current assets	$44,793	$56,353
9. Other Assets
Other assets consist of the following as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024	June 30, 2025
Cloud computing arrangements, net of current portion	$18,328	$23,925
Prepaid expenses, net of current portion	15,678	15,343
Equity method investments	13,428	11,397
Tuition receivable, net, non-current	7,040	6,443
Other investments	2,786	2,786
Other	5,650	6,347
Other assets	$62,910	$66,241
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2024 and June 30, 2025, $14.7 million and $13.9 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.9 million across these partnerships through 2031. The Company’s investments range from 3% to 5% of any partnership’s interest and are accounted for under the equity method.

The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2024 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Limited partnership investments, beginning of period	$15,889	$13,514	$16,068	$13,428
Capital contributions	62	141	96	231
Pro-rata share in the net income (loss) of limited partnerships	(1,988)	(2,258)	(2,201)	(2,262)
Distributions	—	—	—	—
Limited partnership investments, end of period	$13,963	$11,397	$13,963	$11,397
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
Other
Other is comprised primarily of deferred financing costs associated with the Company’s credit facility, deferred contract costs related to commissions paid in the Australia/New Zealand segment to third-party international recruitment agents, and refundable security deposits associated with the Company’s leased campus and office space.
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024	June 30, 2025
Trade payables	$55,733	$59,115
Accrued compensation and benefits	38,843	32,040
Accrued student obligations and other	7,173	8,034
Accounts payable and accrued expenses	$101,749	$99,189
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
As of December 31, 2024 and June 30, 2025, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility.
During the six months ended June 30, 2024 and 2025, the Company paid $2.4 million and $0.3 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024	June 30, 2025
Contract liabilities, net of current portion	$34,505	$36,070
Asset retirement obligations	3,876	4,059
Other	1,805	2,082
Other long-term liabilities	$40,186	$42,211
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2024 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Instructional and support costs	$1,822	$1,969	$3,055	$4,256
General and administration	4,682	3,846	8,642	6,923
Restructuring costs	69	41	205	148
Stock-based compensation expense included in operating expense	6,573	5,856	11,902	11,327
Tax benefit	1,742	1,539	3,167	2,974
Stock-based compensation expense, net of tax	$4,831	$4,317	$8,735	$8,353
14.    Income Taxes
During the six months ended June 30, 2024 and 2025, the Company recorded income tax expense of $25.4 million and $25.4 million, respectively. Income tax expense for the six months ended June 30, 2024 and 2025 include shortfall tax impacts of approximately $1.2 million and windfall tax impacts of approximately $0.4 million, respectively, related to share-based payment arrangements.
The Company had no unrecognized tax benefits as of December 31, 2024 and June 30, 2025. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $25.9 million and $29.2 million in income taxes during the six months ended June 30, 2024 and 2025, respectively.
The tax years since 2021 remain open for federal tax examination, the tax years since 2020 remain open to examination by certain states, and the tax years since 2019 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBB”), which includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company currently does not expect the OBBB to have a material impact on its annual effective tax rate in 2025.
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
The ETS segment primarily develops and maintains relationships with employers to build education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the ETS segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the ETS segment is driven by the volume of enrollment derived from these employer relationships. ETS also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
The ANZ segment is comprised of Torrens University, Think Education, and Media Design School in Australia and New Zealand, which collectively offer certificate and degree programs in business, design, education, hospitality, healthcare, and technology through campuses in Australia, New Zealand, and online.
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

A summary of financial information by reportable segment for the three months ended June 30, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$216,613	$71,130	$24,523	$312,266

Segment expenses
Direct segment expenses	181,988	52,449	13,476	247,913
Enterprise shared services allocation	14,800	4,621	1,013	20,434
Segment income from operations	$19,825	$14,060	$10,034	$43,919

Unallocated expenses
Restructuring costs				(1,995)
Consolidated income from operations				$41,924
Other expense				(123)
Consolidated income before income taxes				$41,801
A summary of financial information by reportable segment for the three months ended June 30, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$215,635	$69,144	$36,692	$321,471

Segment expenses
Direct segment expenses	179,840	50,873	19,949	250,662
Enterprise shared services allocation	15,036	5,515	1,715	22,266
Segment income from operations	$20,759	$12,756	$15,028	$48,543

Unallocated expenses
Restructuring costs				(2,783)
Consolidated income from operations				$45,760
Other expense				(315)
Consolidated income before income taxes				$45,445

A summary of financial information by reportable segment for the six months ended June 30, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$435,849	$118,505	$48,162	$602,516

Segment expenses
Direct segment expenses	357,683	97,658	25,905	481,246
Enterprise shared services allocation	30,328	9,042	2,135	41,505
Segment income from operations	$47,838	$11,805	$20,122	$79,765

Unallocated expenses
Restructuring costs				3,515
Consolidated income from operations				$83,280
Other income				1,671
Consolidated income before income taxes				$84,951
A summary of financial information by reportable segment for the six months ended June 30, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$436,643	$117,404	$71,014	$625,061

Segment expenses
Direct segment expenses	355,378	96,124	38,757	490,259
Enterprise shared services allocation	30,550	10,620	3,381	44,551
Segment income from operations	$50,715	$10,660	$28,876	$90,251

Unallocated expenses
Restructuring costs				(4,697)
Consolidated income from operations				$85,554
Other income				1,896
Consolidated income before income taxes				$87,450

The following table presents a schedule of significant non-cash items included in segment income from operations by reportable segment for the three and six months ended June 30, 2024 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Depreciation and amortization
U.S. Higher Education	$7,798	$7,625	$15,626	$15,250
Australia/New Zealand	2,563	2,486	5,009	4,824
Education Technology Services	797	1,239	1,592	2,353
Restructuring costs	—	653	—	771
Consolidated depreciation and amortization	$11,158	$12,003	$22,227	$23,198
Stock-based compensation
U.S. Higher Education	$5,109	$4,655	$9,019	$9,035
Australia/New Zealand	916	407	1,810	762
Education Technology Services	479	753	868	1,382
Restructuring costs	69	41	205	148
Consolidated stock-based compensation	$6,573	$5,856	$11,902	$11,327
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the OBBB, which includes, among other things, amendments to portions of the Higher Education Act of 1965 and the Internal Revenue Code of 1986, as amended. Various portions of the bill may go through negotiated rulemaking prior to implementation, and it is impossible to predict the outcome of those negotiations or the rulemaking process. OBBB makes a variety of changes to federal student aid programs, including loan limits, accountability measures for programs based on low earning outcomes, loan repayment, Pell Grant eligibility, and regulatory changes.
OBBB eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is $200,000 minus the amounts borrowed for the professional degree program. OBBB also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBB provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBB requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year.
OBBB creates an accountability framework, effective July 2026, that institutions must satisfy at the program level in order for students to continue to receive Federal Direct Loans for such programs. OBBB requires that an undergraduate program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. OBBB requires that a graduate or professional program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25–34 with only a bachelor’s degree. Comparator median earnings for graduate or professional programs will be calculated based on Bureau of the Census data for working adults aged 25-34 with only a bachelor’s degree, and will be the lesser of: (i) working adults in the same field of study in the state where the institution is located, (ii) working adults in the same field of study in the United States, or (iii) all working adults in the state where the institution is located. If fewer than 50% of students at the institution reside in the institution’s state, then the median earnings will be calculated based on the lesser of the national average for (i) all working adults or (ii) working adults in the same field of study. Both the undergraduate and graduate/professional accountability provisions apply to the cohort of students who completed the program four years prior, are working, are not enrolled at any institution, and who received Federal Direct Loan funds for enrollment in the program. If a cohort is less than 30 students, the Secretary of Education may aggregate additional years of programmatic data. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility. OBBB requires that an institutional appeals process be established by the Secretary of Education, and a program’s Federal Direct Loan eligibility will continue during such appeal. Programs that lose eligibility under the accountability framework may reapply for eligibility after two years, consistent with requirements that will be established by the Secretary of Education.
Among other things related to loan repayment plans, OBBB requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan (RAP). Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (ICR) plan must transition to a different plan by July 1, 2028. OBBB also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.
Effective July 1, 2026, students with a Student Aid Index that equals or exceeds twice the maximum Pell Grant amount will be ineligible for Pell Grants. A student will also be ineligible for a Federal Pell Grant during any period for which the student receives grant aid from a non-federal source (including states, institutional aid, or private sources) in an amount that equals or exceeds the student’s cost of attendance. Additionally, OBBB creates Workforce Pell Grants effective July 2026 for students enrolled in eligible workforce programs. Eligible workforce programs must meet a specific definition, including that they are accredited, short-term, career-focused programs (150 to 600 clock hours of instruction over 8 to 15 weeks), which prepare students to pursue one or more certificate or degree programs. In addition, they must be approved by the state governor, aligned with high-demand, high-skill or high-wage jobs, have at least 70% completion and job placement rates, and tuition must be less than the value-added earnings of graduates who received the Workforce Pell Grant. Workforce Pell Grants may not be combined with a regular Pell grant.
OBBB amends the Higher Education Act to delay the effective date of the 2022 borrower defense to repayment rules, including the closed school discharge provisions, until July 1, 2035. The 2019 version of those rules, which took effect July 1, 2020, is instead reinstated.
The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Capella University and Strayer University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from federal funds on a cash accounting basis (except for certain institutional loans) for any fiscal year. Historically, by statute, only Title IV funds have been considered within the 90% metric; however, as described below, that changed for fiscal years beginning on or after January 1, 2023.
A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional certification for up to two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. In addition, the Department of Education discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement and reports annually to Congress the relevant ratios for each proprietary institution of higher education.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, which included a change to the 90/10 methodology to include all federal funding. The Department of Education promulgated new regulations regarding, among other things, the 90/10 rule as part of the Institutional and Programmatic Eligibility negotiated rulemaking and the committee reached consensus on the topic in March 2022. The Department released final regulations on October 27, 2022. The regulatory changes require proprietary institutions to count all “federal education assistance funds” as federal revenue in the 90/10 calculation for fiscal years beginning on or after January 1, 2023. The preamble to the final rule and subsequent sub-regulatory guidance prohibited the inclusion of non-Title IV eligible programs offered in part or in full through distance education or at unapproved locations in the 10% calculation, but this language was effectively rescinded by new interpretive guidance published by the Department on July 7, 2025. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits). The Department indicated that it will publish periodic updates to the list as needed.
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
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 21, 2025, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2025 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 7, 2025 and yielded 32 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 25, 2025, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 6, 2025 and April 7, 2025 and between June 9, 2025 and July 7, 2025 (both now closed). NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2025, and October 23, 2025, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
Negotiated Rulemaking
On April 4, 2025, the Department announced its intention to host public hearings and convene one or more negotiated rulemaking committees to prepare proposed Title IV regulations. The Department hosted public hearings on April 29, 2025 and May 1, 2025 and accepted written comments through May 5, 2025. The Department held negotiated rulemaking on proposed changes to the Public Service Loan Forgiveness program June 30 through July 2, 2025. The negotiating committee did not reach consensus on changes, and as a result the Department will be able to propose its own regulatory language.
On July 24, 2025, the Department of Education announced its intention to establish two negotiated rulemaking committees to prepare proposed regulations implementing the OBBB. One committee will address federal student loan-related changes and is scheduled to meet for two multi-day sessions between September 2025 and November 2025. A second committee will address Workforce Pell, institutional and programmatic accountability, and other issues, and is scheduled to meet for two multi-day sessions between December 2025 and January 2026.
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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to Title IV programs, U.S. Department of Education staffing levels, borrower defense to repayment applications, gainful employment or similar measures, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected, the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy, risks related to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
Background
Strategic Education, Inc. (“SEI,” “we,” “us,” “our,” or “the Company”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate through our wholly-owned subsidiaries Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations also include the Education Technology Services segment, which primarily develops and maintains relationships with employers to build education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs, including through Workforce Edge, a full-service education benefits administration solution for employers, and Sophia Learning, which offers low-cost online general education-level courses.

Segments Overview
As of June 30, 2025, we had the following reportable segments:
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
•In the second quarter of 2025, USHE enrollment decreased 0.8% to 86,339 compared to 87,077 for the same period in 2024.
•Trailing 4-quarter student persistence within USHE was 87.4% in the first quarter of 2025 compared to 86.9% for the same period in 2024. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025
87.3%	87.4%	87.0%	86.9%	87.0%	86.9%	87.2%	87.4%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 6.2% as of the end of the first quarter of 2025. Government provided grants and loans per credit earned includes all federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025
(7.4)%	(8.3)%	(7.4)%	(5.0)%	(3.8)%	(2.5)%	(4.7)%	(6.2)%
Education Technology Services (“ETS”) Segment
•Our ETS segment primarily develops and maintains relationships with employers to build education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the ETS segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the ETS segment is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the ETS segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the ETS segment continue to be attributed to the segment until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In the second quarter of 2025, employer affiliated enrollment as a percentage of USHE enrollment was 31.8% compared to 29.3% for the same period in 2024.
•ETS also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
•In the second quarter of 2025, Australia/New Zealand enrollment decreased 3.1% to 18,524 compared to 19,113 for the same period in 2024.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the six months ended June 30, 2025 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University’s performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2025, we had deferred $38.4 million for estimated redemptions earned under the Learn and Earn

Scholarship, as compared to $37.1 million at December 31, 2024. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2025, our bad debt expense was 4.0% of revenue compared to 4.3% for the same period in 2024. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2025 would have changed our income from operations by approximately $1.5 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2025 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six months ended June 30, 2025.
In the second quarter of 2024, the Australian government introduced proposed legislation seeking to limit the number of international students enrolled at Australian institutions. Due to the potential adverse financial impacts of the proposed regulations, in 2024 we performed a quantitative impairment assessment for goodwill assigned to the ANZ reporting unit and for the ANZ indefinite-lived intangible assets as of October 1, 2024. We determined the fair value of the ANZ reporting unit and the ANZ trade name using an income-based approach, which consisted of a discounted cash flow model that included projections of future revenues and cash flows. Based on the results of our quantitative impairment assessment, we concluded that the fair value of the ANZ reporting unit exceeded carrying value by approximately 17% and the fair value of the ANZ indefinite-lived intangible assets exceeded carrying value by approximately 14%.
For the second quarter of 2025, student enrollment within ANZ decreased 3.1% to 18,524 compared to 19,113 for the same period in 2024, largely due to constraints on international enrollment. Lower international enrollment was partially offset by growth in domestic enrollment, which is expected to be a bigger driver of future growth. If the regulatory constraints on international students continue permanently and are not offset by growth in domestic enrollment, the goodwill and indefinite-lived intangible assets associated with the ANZ reporting unit could become impaired in the future. As of June 30, 2025, the ANZ reporting unit had $499.0 million of goodwill and $63.6 million of indefinite-lived intangible assets. We believe the fair value of the ANZ reporting unit remains in excess of carrying value and that the fair value of indefinite-lived intangible assets remains in excess of carrying value as of June 30, 2025. Management will continue to assess goodwill and indefinite-lived intangible assets for impairment in future quarters.
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
Results of Operations
In the second quarter of 2025, we generated $321.5 million in revenue compared to $312.3 million for the same period in 2024. Our income from operations was $45.8 million in the second quarter of 2025 compared to $41.9 million for the same period in 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions, partially offset by higher operating expenses and restructuring costs. Net income in the second quarter of 2025 was $32.3 million compared to $29.9 million for the same period in

2024, and diluted earnings per share was $1.37 in the second quarter of 2025 compared to $1.24 for the same period in 2024. For the six months ended June 30, 2025, we generated $625.1 million in revenue compared to $602.5 million for the same period in 2024. Our income from operations was $85.6 million for the six months ended June 30, 2025 compared to $83.3 million for the same period in 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions, partially offset by higher operating expenses and restructuring costs. Net income was $62.1 million for the six months ended June 30, 2025 compared to $59.6 million for the same period in 2024, and diluted earnings per share was $2.61 for the six months ended June 30, 2025 compared to $2.47 for the same period in 2024.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenues. Consolidated revenue increased 2.9% to $321.5 million in the second quarter of 2025 compared to $312.3 million in the second quarter of 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions, partially offset by unfavorable foreign currency exchange impacts. In the USHE segment for the three months ended June 30, 2025, total enrollment decreased 0.8% to 86,339 from 87,077 for the same period in 2024. USHE segment revenue decreased 0.5% to $215.6 million in the second quarter of 2025 compared to $216.6 million in the second quarter of 2024, primarily due to a decrease in enrollment. In the Australia/New Zealand segment for the three months ended June 30, 2025, total enrollment decreased 3.1% to 18,524 from 19,113 for the same period in 2024. Australia/New Zealand segment revenue decreased 2.8% to $69.1 million in the second quarter of 2025 compared to $71.1 million in the second quarter of 2024, primarily due to unfavorable foreign currency exchange impacts and a decrease in enrollment, partially offset by higher revenue per student. ETS segment revenue increased 49.6% to $36.7 million in the second quarter of 2025 compared to $24.5 million in the second quarter of 2024, primarily due to an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $166.2 million in the second quarter of 2025 compared to $163.2 million in the second quarter of 2024, principally due to higher personnel-related costs, technology-related costs, and depreciation expense, partially offset by lower student material costs, facility expenses, bad debt expense, and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 51.7% in the second quarter of 2025 from 52.3% in the second quarter of 2024.
General and administration expenses. Consolidated general and administration expenses increased to $106.8 million in the second quarter of 2025 compared to $105.1 million in the second quarter of 2024, principally due to higher personnel-related costs and facility expenses, partially offset by lower stock-based compensation expense and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.2% in the second quarter of 2025 from 33.7% in the second quarter of 2024.
Restructuring costs. Restructuring costs increased to $2.8 million in the second quarter of 2025 compared to $2.0 million in the second quarter of 2024, primarily due to a $0.6 million increase in asset impairment charges and a $0.2 million increase in severance and other personnel-related expenses from employee terminations.
Income from operations. Consolidated income from operations increased to $45.8 million in the second quarter of 2025 compared to $41.9 million in the second quarter of 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions, partially offset by higher operating expenses and restructuring costs. USHE segment income from operations increased 4.7% to $20.8 million in the second quarter of 2025 compared to $19.8 million in the second quarter of 2024, primarily driven by lower student material costs, facility expenses, stock-based compensation expense, and bad debt expense, partially offset by lower revenue due to a decrease in enrollment and higher technology-related costs. Australia/New Zealand segment income from operations decreased 9.3% to $12.8 million in the second quarter of 2025 compared to $14.1 million in the second quarter of 2024, primarily driven by lower revenue and higher personnel-related costs, partially offset by lower stock-based compensation expense. ETS segment income from operations increased 49.8% to $15.0 million in the second quarter of 2025 compared to $10.0 million in the second quarter of 2024, primarily due to higher revenue as a result of an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment, partially offset by higher personnel-related costs and increased investments in branding initiatives.
Other expense. Other expense increased to $0.3 million in the second quarter of 2025 compared to $0.1 million of expense in the second quarter of 2024, primarily due to a $1.2 million decrease in interest income, partially offset by a $1.0 million decrease in interest expense. We incurred $0.3 million of interest expense in the three months ended June 30, 2025 compared to $1.3 million in the three months ended June 30, 2024.

Provision for income taxes. Income tax expense was $13.1 million in the second quarter of 2025 compared to $11.9 million in the second quarter of 2024. Our effective tax rate for the second quarter of 2025 was 28.9% compared to 28.5% in the second quarter of 2024.
Net income. Net income increased to $32.3 million in the second quarter of 2025 compared to $29.9 million in 2024 due to the factors discussed above.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues. Consolidated revenue increased to $625.1 million in the six months ended June 30, 2025 compared to $602.5 million in the same period in 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions. USHE segment revenue increased 0.2% to $436.6 million in the six months ended June 30, 2025 compared to $435.8 million in the same period in 2024, primarily due to higher revenue per student. Australia/New Zealand segment revenue decreased 0.9% to $117.4 million in the six months ended June 30, 2025 compared to $118.5 million in the same period in 2024, primarily due to unfavorable foreign currency exchange impacts, partially offset by higher revenue per student. ETS segment revenue increased 47.4% to $71.0 million in the six months ended June 30, 2025 compared to $48.2 million in the same period in 2024, primarily due to an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $324.4 million in the six months ended June 30, 2025 compared to $320.9 million in the same period in 2024, principally due to higher personnel-related costs, technology-related costs, stock-based compensation expense, and depreciation expense, partially offset by lower student material costs and facility expenses, and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 51.9% in the six months ended June 30, 2025 from 53.3% in the six months ended June 30, 2024.
General and administration expenses. Consolidated general and administration expenses increased to $210.4 million in the six months ended June 30, 2025 compared to $201.8 million in the same period in 2024, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, higher personnel-related costs, and higher facility expenses, partially offset by lower stock-based compensation expense and depreciation expense, and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues increased to 33.7% in the six months ended June 30, 2025 from 33.5% in the six months ended June 30, 2024.
Restructuring costs. Restructuring costs increased to $4.7 million in the six months ended June 30, 2025 compared to a $3.5 million net benefit in the six months ended June 30, 2024, primarily due to a $6.2 million gain related to the early termination of operating leases in 2024, a $1.3 million increase in severance and other personnel-related expenses from employee terminations and a $0.8 million increase in asset impairment charges.
Income from operations. Consolidated income from operations increased to $85.6 million in the six months ended June 30, 2025 compared to $83.3 million in the same period in 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions, partially offset by higher operating expenses and restructuring costs. USHE segment income from operations increased 6.0% to $50.7 million in the six months ended June 30, 2025 compared to $47.8 million in the same period in 2024, primarily driven by lower student material costs, personnel-related costs, and facility expenses, partially offset by higher technology-related costs and increased investments in branding initiatives. Australia/New Zealand segment income from operations decreased 9.7% to $10.7 million in the six months ended June 30, 2025 compared to $11.8 million in the same period in 2024, primarily driven by higher personnel-related costs and increased investments in branding initiatives, partially offset by lower stock-based compensation expense. ETS segment income from operations increased 43.5% to $28.9 million in the six months ended June 30, 2025 compared to $20.1 million in the same period in 2024, primarily due to higher revenue as a result of an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment, partially offset by higher personnel-related costs and increased investments in branding initiatives.
Other income. Other income increased to $1.9 million in the six months ended June 30, 2025 compared to $1.7 million in the same period in 2024, primarily due to a $2.2 million decrease in interest expense, partially offset by a $1.9 million decrease in interest income. We incurred $0.5 million of interest expense in the six months ended June 30, 2025 compared to $2.7 million in the same period in 2024.

Provision for income taxes. Income tax expense was $25.4 million and $25.4 million in the six months ended June 30, 2025 and 2024, respectively. Income tax expense for the six months ended June 30, 2025 and 2024 include windfall tax impacts of approximately $0.4 million and shortfall tax impacts of approximately $1.2 million, respectively, related to share-based payment arrangements.
Net income. Net income increased to $62.1 million in the six months ended June 30, 2025 compared to $59.6 million in the same period in 2024 due to the factors discussed above.
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
To illustrate currency impacts to operating results, Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and six months ended June 30, 2025 are also presented on a constant currency basis.
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
Adjusted income from operations was $48.5 million in the second quarter of 2025 compared to $43.9 million for the same period in 2024. Adjusted net income was $35.8 million in the second quarter of 2025 compared to $32.3 million for the same period in 2024, and adjusted diluted earnings per share was $1.52 in the second quarter of 2025 compared to $1.33 for the same period in 2024. Adjusted income from operations was $90.3 million for the six months ended June 30, 2025 compared to $79.8 million for the same period in 2024. Adjusted net income was $67.0 million for the six months ended June 30, 2025 compared to $58.9 million for the same period in 2024, and adjusted diluted earnings per share was $2.82 for the six months ended June 30, 2025 compared to $2.44 for the same period in 2024.
The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$275,711	$(2,783)	$—	$—	$272,928
Income from operations	$45,760	$2,783	$—	$—	$48,543
Operating margin	14.2%				15.1%
Income before income taxes	$45,445	$2,783	$2,259	$—	$50,487
Net income	$32,331	$2,783	$2,259	$(1,527)	$35,846

Diluted earnings per share	$1.37				$1.52
Weighted average diluted shares outstanding	23,516				23,516

Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$270,342	$(1,995)	$—	$—	$268,347
Income from operations	$41,924	$1,995	$—	$—	$43,919
Operating margin	13.4%				14.1%
Income before income taxes	$41,801	$1,995	$1,965	$—	$45,761
Net income	$29,898	$1,995	$1,965	$(1,597)	$32,261

Diluted earnings per share	$1.24				$1.33
Weighted average diluted shares outstanding	24,179				24,179
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$539,507	$(4,697)	$—	$—	$534,810
Income from operations	$85,554	$4,697	$—	$—	$90,251
Operating margin	13.7%				14.4%
Income before income taxes	$87,450	$4,697	$2,263	$—	$94,410
Net income	$62,075	$4,697	$2,263	$(2,004)	$67,031

Diluted earnings per share	$2.61				$2.82
Weighted average diluted shares outstanding	23,790				23,790
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$519,236	$3,515	$—	$—	$522,751
Income from operations	$83,280	$(3,515)	$—	$—	$79,765
Operating margin	13.8%				13.2%
Income before income taxes	$84,951	$(3,515)	$2,177	$—	$83,613
Net income	$59,600	$(3,515)	$2,177	$685	$58,947

Diluted earnings per share	$2.47				$2.44
Weighted average diluted shares outstanding	24,119				24,119
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
(3)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0% for the three and six months ended June 30, 2025 and 29.5% for the three and six months ended June 30, 2024.

The tables below reconcile our reported results of operations to adjusted results of operations on a constant currency basis:
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the three months ended June 30, 2025 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$321,471	$—	$2,073	$323,544
Total costs and expenses	$275,711	$(2,783)	$1,553	$274,481
Income from operations	$45,760	$2,783	$520	$49,063
Operating margin	14.2%			15.2%
Income before income taxes	$45,445	$5,042	$538	$51,025
Net income	$32,331	$3,515	$382	$36,228

Earnings per share:
Diluted	$1.37			$1.54
Weighted average shares outstanding:
Diluted	23,516			23,516
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the six months ended June 30, 2025 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$625,061	$—	$4,226	$629,287
Total costs and expenses	$539,507	$(4,697)	$3,827	$538,637
Income from operations	$85,554	$4,697	$399	$90,650
Operating margin	13.7%			14.4%
Income before income taxes	$87,450	$6,960	$445	$94,855
Net income	$62,075	$4,956	$316	$67,347

Earnings per share:
Diluted	$2.61			$2.83
Weighted average shares outstanding:
Diluted	23,790			23,790
_________________________________________________________________________________________
(1)Reflects non-GAAP adjustments related to restructuring costs, income/loss from other investments, and tax adjustments as described further in the Reconciliation of Reporting to Adjusted Results of Operations table above.
(2)Reflects an adjustment to translate foreign currency after the non-GAAP adjustments for the three and six months ended June 30, 2025 at a constant exchange rate of 0.66 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same periods in 2024.
Liquidity and Capital Resources
At June 30, 2025, we had cash, cash equivalents, and marketable securities of $179.9 million compared to $199.0 million at December 31, 2024 and $256.2 million at June 30, 2024. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at June 30, 2025 and 2024. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. During the six months ended June 30, 2025 and 2024, we earned interest income of $4.6 million and $6.5 million, respectively.
We are party to a credit facility (“Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2025. We had no borrowings outstanding under the Revolving Credit Facility as of June 30, 2025 and $61.3 million outstanding under our Revolving Credit Facility as of June 30, 2024. During the six months ended June 30, 2025 and 2024, we paid $0.3 million and $2.4 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the six months ended June 30, 2025 decreased to $98.9 million, compared to $101.9 million for the same period in 2024. The decrease in net cash from operating activities was primarily driven by unfavorable changes in working capital.
Our net cash used in investing activities for the six months ended June 30, 2025 decreased to $4.6 million, compared to $6.2 million for the same period in 2024. The decrease in net cash used in investing activities was primarily driven by a $20.0 million increase in cash proceeds from marketable securities and other investments, partially offset by a $17.2 million increase in purchases of marketable securities and a $1.2 million increase in capital expenditures. Capital expenditures increased to $21.2 million for the six months ended June 30, 2025, compared to $19.9 million for the same period in 2024, primarily due to the timing of capital projects.
Our net cash used in financing activities for the six months ended June 30, 2025 increased to $98.4 million, compared to $33.0 million for the same period in 2024. The increase in net cash used in financing activities was primarily driven by $60.0 million of share repurchases during the six months ended June 30, 2025 and a $5.7 million increase in net payments for employee stock awards, partially offset by a $0.3 million decrease in cash dividend payments.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first two quarters of 2025. During the six months ended June 30, 2025, we paid a total of $29.2 million in cash dividends on our common stock, compared to $29.5 million for the same period in 2024. During the six months ended June 30, 2025, we paid $60.0 million to repurchase shares of common stock in the open market under our repurchase program. As of June 30, 2025, we had $168.5 million remaining in share repurchase authorization to use through December 31, 2025.
For the second quarter of 2025 and 2024, bad debt expense as a percentage of revenue was 4.0% and 4.3%, respectively.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2025, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

We had no outstanding debt under our Amended Credit Facility as of June 30, 2025. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 18.8% of our consolidated revenues for the six months ended June 30, 2025. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the six months ended June 30, 2025, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $11.7 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the six months ended June 30, 2025 was an increase of $2.5 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
Item 4.   Controls and Procedures
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2025, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from “federal education assistance” (defined below) for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2024, Capella University derived approximately 67.88% of its cash-basis revenues from federal education assistance. For fiscal year 2024, Strayer University derived approximately 89.64% of its cash-basis revenues from federal education assistance. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the 90/10 Rule to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation required the Department to conduct a negotiated rulemaking process to modify related Department regulations, which was considered by the Institutional and Programmatic Eligibility negotiated rulemaking committee. The Department of Education released final 90/10 regulations on October 27, 2022. The final regulations provided for an expanded definition of “federal education assistance” that will be periodically defined by the Secretary. The preamble to the final rule and subsequent sub-regulatory guidance prohibited the inclusion of non-Title IV eligible programs offered in part or in full through distance education or at unapproved locations in the 10% calculation, but this language was effectively rescinded by new interpretive guidance published by the Department on July 7, 2025. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. Department of Defense (military tuition assistance) and the Department of Veterans Affairs (veterans education benefits) in addition to the Title IV programs already covered by the 90/10 Rule. These revisions to the 90/10 Rule apply to institutional fiscal years beginning on or after January 1, 2023. From time to time, legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and Capella University or Strayer University were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
On January 21, 2025, NC-SARA initiated its 2025 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 7, 2025 and yielded 32 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 25, 2025, NC-SARA held its public comment forum to seek input on these potential changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 6, 2025 and April 7, 2025 and between June 9, 2025 and July 7, 2025 (both now closed). NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2025, and October 23, 2025, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
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
The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. Among other things related to loan repayment plans, OBBB requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan (RAP). Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (ICR) plan must transition to a different plan by July 1, 2028. OBBB also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.
On July 24, 2025, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations implementing the OBBB’s federal student loan-related changes. The committee is scheduled to meet for two multi-day sessions between September 2025 and November 2025.
OBBB provisions that change repayment plans could affect borrowers’ ability to repay their student loans and could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
The failure by Capella University or Strayer University to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Final regulations that defined misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made. In 2021, the Department began the process to amend the Borrower Defense to Repayment rules, including the definition of misrepresentation, and on October 31, 2022, the Department released final Borrower Defense to Repayment regulations, which include among other defenses “substantial misrepresentation,” with a significantly expanded definition of misrepresentation that also includes “omissions of fact.” Specifically, the new rule defines a “misrepresentation” to include any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program. This new definition was effective July 1, 2023; however, it has since been delayed by the OBBB as described below.
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
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department petitioned the Fifth Circuit for panel rehearing, which the Fifth Circuit denied on June 12, 2024. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. The Respondent (i.e., Career Colleges and Schools of Texas) filed a response to the Department’s petition on December 12, 2024, and the Department filed a reply on December 23, 2024. On January 10, 2025, the Supreme Court agreed to hear arguments on the Department’s appeal, and on February 6, 2025, at the Department’s request, the Supreme Court agreed to pause the briefing schedule. On June 23, 2025, at the Department’s request, the Supreme Court agreed to resume the briefing schedule. On July 8, 2025, the Supreme Court granted a motion related to the briefing schedule, with the Department’s brief due August 20, 2025, and the Respondent’s brief due October 2, 2025. The Department has previously stated that it will not adjudicate any borrower defense applications under the latest rule unless and until the effective date is reinstated. The Department will continue to adjudicate borrower defense applications using an earlier version of the regulations, including where required under the court settlement (i.e., the Sweet case). The Company is unable to predict the ultimate outcome of the litigation.
As a result of a Fifth Circuit August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment Regulations, the Department announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet post-class applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and, if the Department does not adjudicate the applications by January 28, 2026, it will provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). In 2023, the Department informed institutions that: it would be notifying most schools of all applications received from June 23, 2022 to November 15, 2022 in a single send (and anticipates completing notification to all schools by approximately April 2024); it is not reviewing applications prior to sending them to institutions; it is optional for institutions to respond to the applications; and not responding will result in no negative inference by the Department. The Department has also explained that it will separately decide whether to seek recoupment on any approved claim. Moreover, any recoupment actions the Department chooses to initiate will have their own notification and response processes, which include providing additional evidence to the institution. The Department has indicated that an institution will learn of the Department’s determination only if it approves a BDTR application and the Department seeks recoupment.
As described in Note 21, Litigation, to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, on January 25, 2024, Capella University received notice from the Department of Borrower Defense to Repayment applications, and on February 1, 2024, Strayer University received notice from the Department of Borrower Defense to Repayment applications.
The One Big Beautiful Bill Act, signed into law on July 4, 2025, amends the Higher Education Act to delay the effective date of the 2022 borrower defense to repayment rules, including their closed school discharge provisions, until July 1, 2035. The OBBB reinstated the 2019 version of those rules, which took effect July 1, 2020.
In the event of substantial misrepresentation, the Department of Education may revoke or terminate an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; relieve the borrower of the obligation to repay federal education loans in whole or in part under the Borrower Defense to Repayment Rule and require the institution to reimburse the Department of Education for those amounts. If the Department of Education or other third parties interpret statements made by one of the universities or on the university’s behalf to be in violation of the new regulations, the University could be subject to sanctions and other liability, which could have a material adverse effect on our business.
Our failure to comply with the Department of Education’s gainful employment regulations effective July 1, 2024, as well as Congressionally legislated accountability metrics effective July 2026, could result in heightened disclosure requirements and loss of Title IV eligibility.
To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education generally must prepare students for gainful employment in a recognized occupation.
On September 27, 2023, the Department of Education released final regulations on gainful employment, effective July 1, 2024. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program in order to maintain Title IV eligibility. The two metrics are 1) a debt-to-earnings ratio that compares the median annual earnings and median discretionary earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program (a program passes if the annual debt-to-earnings ratio is less than or equal to 8% of annual earnings or 20% of discretionary earnings), and 2) an earnings premium test that compares the median annual earnings of graduates from a program that received federal financial aid to an “earnings threshold” based on a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force (a program passes if the median annual earnings exceed the earnings threshold). In May 2025, the Trump administration filed a brief defending the 2024 gainful employment rule in pending cases challenging their lawfulness under the Higher Education Act.
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
OBBB creates an accountability framework, effective July 2026, that institutions must satisfy at the program level in order for students to continue to receive Federal Direct Loans for such programs. OBBB requires that an undergraduate program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. OBBB requires that a graduate or professional program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25–34 with only a bachelor’s degree. Comparator median earnings for graduate or professional programs will be calculated based on Bureau of the Census data for working adults aged 25-34 with only a bachelor’s degree, and will be the lesser of: (i) working adults in the same field of study in the state where the institution is located, (ii) working adults in the same field of study in the United States, or (iii) all working adults in the state where the institution is located. If fewer than 50% of students at the institution reside in the institution’s state, then the median earnings will be calculated based on the lesser of the national average for (i) all working adults or (ii) working adults in the same field of study. Both the undergraduate and graduate/professional accountability provisions apply to the cohort of students who completed the program four years prior, are working, are not enrolled at any institution, and who received Federal Direct Loan funds for enrollment in the program. If a cohort is less than 30 students, the Secretary of Education may aggregate additional years of programmatic data. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility. OBBB requires that an institutional appeals process be established by the Secretary of Education, and a program’s Federal Direct Loan eligibility will continue during such appeal. Programs that lose eligibility under the accountability framework may reapply for eligibility after two years, consistent with requirements that will be established by the Secretary of Education.
On July 24, 2025, the Department of Education announced its intention to establish a negotiated rulemaking committee that will address, among other things, institutional and programmatic accountability (including with respect to low earnings outcomes, gainful employment, and financial value transparency). The committee is scheduled to meet for two multi-day sessions between December 2025 and January 2026.
The requirements associated with the gainful employment regulations and OBBB’s accountability framework (which is distinct from and in addition to the gainful employment regulations) may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence and retention. At this time, it is difficult to predict whether our programs will satisfy the gainful employment metrics or OBBB accountability metrics. Further, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment or OBBB accountability metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Capella University and Strayer University collected the majority of its fiscal year 2024 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but we cannot predict any effect they may have in the future.

OBBB eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is $200,000 minus the amounts borrowed for the professional degree program. OBBB also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBB provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBB requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year.
Effective July 2026, students with a Student Aid Index that equals or exceeds twice the maximum Pell Grant amount will be ineligible for Pell Grants. A student will also be ineligible for a Federal Pell Grant during any period for which the student receives grant aid from a non-federal source (including states, institutional aid, or private sources) in an amount that equals or exceeds the student’s cost of attendance. Additionally, OBBB creates Workforce Pell Grants effective July 2026 for students enrolled in eligible workforce programs. Eligible workforce programs must meet a specific definition, including that they are accredited, short-term, career-focused programs (150 to 600 clock hours of instruction over 8 to 15 weeks), which prepare students to pursue one or more certificate or degree programs. In addition, they must be approved by the state governor, aligned with high-demand, high-skill or high-wage jobs, have at least 70% completion and job placement rates, and tuition must be less than the value-added earnings of graduates who received the Workforce Pell Grant. Workforce Pell Grants may not be combined with a regular Pell grant.
Changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, the Company paid $28.0 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $168.5 million as of June 30, 2025, and is available for use through December 31, 2025. A summary of the Company’s share repurchases during the three months ended June 30, 2025 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
April 1 to April 30, 2025	119,794	$82.45	119,794	$186.6
May 1 to May 31, 2025	136,262	87.82	136,262	174.6
June 1 to June 30, 2025	69,788	88.32	69,788	168.5
Total	325,844	$85.95	325,844	$168.5
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
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, .

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
Date: July 30, 2025