Form 10-Q
period 2025-09-30
Strategic Education, Inc.
filed 2025-11-06
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 17, 2025, there were outstanding 23,486,618 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$137,074	$151,460
Marketable securities	46,949	21,189
Tuition receivable, net	76,127	114,882
Income taxes receivable	—	2,433
Assets held for sale	—	2,200
Other current assets	44,793	54,266
Total current assets	304,943	346,430
Property and equipment, net	111,247	107,774
Right-of-use lease assets	103,673	95,993
Marketable securities, non-current	14,981	9,989
Intangible assets	245,098	248,925
Goodwill	1,206,883	1,237,065
Other assets	62,910	65,787
Total assets	$2,049,735	$2,111,963

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,749	$113,171
Income taxes payable	2,926	—
Contract liabilities	89,563	151,899
Lease liabilities	22,222	18,412
Total current liabilities	216,460	283,482
Deferred income tax liabilities	27,586	30,919
Lease liabilities, non-current	103,004	99,239
Other long-term liabilities	40,186	42,220
Total liabilities	387,236	455,860
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,502,385 and 23,504,950 shares issued and outstanding at December 31, 2024 and September 30, 2025, respectively	245	235
Additional paid-in capital	1,532,414	1,467,401
Accumulated other comprehensive loss	(88,565)	(52,631)
Retained earnings	218,405	241,098
Total stockholders’ equity	1,662,499	1,656,103
Total liabilities and stockholders’ equity	$2,049,735	$2,111,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Revenues	$305,958	$319,949	$908,474	$945,010
Costs and expenses:
Instructional and support costs	162,668	162,724	483,612	487,163
General and administration	106,206	105,932	308,013	316,303
Restructuring costs	758	14,251	(2,757)	18,948
Total costs and expenses	269,632	282,907	788,868	822,414
Income from operations	36,326	37,042	119,606	122,596
Other income (expense)	2,264	(273)	3,935	1,623
Income before income taxes	38,590	36,769	123,541	124,219
Provision for income taxes	10,842	10,139	36,193	35,514
Net income	$27,748	$26,630	$87,348	$88,705
Earnings per share:
Basic	$1.18	$1.18	$3.73	$3.87
Diluted	$1.15	$1.15	$3.62	$3.76
Weighted average shares outstanding:
Basic	23,422	22,584	23,418	22,937
Diluted	24,173	23,209	24,137	23,597
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Net income	$27,748	$26,630	$87,348	$88,705
Other comprehensive income (loss):
Foreign currency translation adjustments	23,828	6,457	10,770	36,153
Unrealized gains (losses) on marketable securities, net of tax	25	(219)	239	(219)
Comprehensive income	$51,601	$32,868	$98,357	$124,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2024	24,622,994	$246	$1,526,037	$198,908	$(47,091)	$1,678,100
Stock-based compensation	—	—	6,887	—	—	6,887
Repurchase of common stock	(53,555)	—	(3,330)	(1,670)	—	(5,000)
Common stock dividends ($0.60 per share)	—	—	—	(14,792)	—	(14,792)
Foreign currency translation adjustment	—	—	—	—	23,828	23,828
Unrealized gains on marketable securities, net of tax	—	—	—	—	25	25
Net income	—	—	—	27,748	—	27,748
Balance at September 30, 2024	24,569,439	$246	$1,529,594	$210,194	$(23,238)	$1,716,796

	For the three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2025	23,948,762	$239	$1,489,271	$236,076	$(58,869)	$1,666,717
Stock-based compensation	—	—	5,818	50	—	5,868
Exercise of stock options	740	—	39	—	—	39
Issuance of restricted stock, net	(15,715)	—	(576)	—	—	(576)
Repurchase of common stock	(428,837)	(4)	(27,151)	(7,460)	—	(34,615)
Common stock dividends ($0.60 per share)	—	—	—	(14,198)	—	(14,198)
Foreign currency translation adjustment	—	—	—	—	6,457	6,457
Unrealized losses on marketable securities, net of tax	—	—	—	—	(219)	(219)
Net income	—	—	—	26,630	—	26,630
Balance at September 30, 2025	23,504,950	$235	$1,467,401	$241,098	$(52,631)	$1,656,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	18,789	—	—	18,789
Exercise of stock options	4,864	—	318	—	—	318
Issuance of restricted stock, net	211,314	2	(3,833)	—	—	(3,831)
Repurchase of common stock	(53,555)	—	(3,330)	(1,670)	—	(5,000)
Common stock dividends ($1.80 per share)	—	—	—	(44,355)	—	(44,355)
Foreign currency translation adjustment	—	—	—	—	10,770	10,770
Unrealized gains on marketable securities, net of tax	—	—	—	—	239	239
Net income	—	—	—	87,348	—	87,348
Balance at September 30, 2024	24,569,439	$246	$1,529,594	$210,194	$(23,238)	$1,716,796

	For the nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	17,145	50	—	17,195
Exercise of stock options	4,898	—	306	—	—	306
Issuance of restricted stock, net	143,650	1	(10,027)	—	—	(10,026)
Repurchase of common stock	(1,145,983)	(11)	(72,437)	(22,633)	—	(95,081)
Common stock dividends ($1.80 per share)	—	—	—	(43,429)	—	(43,429)
Foreign currency translation adjustment	—	—	—	—	36,153	36,153
Unrealized losses on marketable securities, net of tax	—	—	—	—	(219)	(219)
Net income	—	—	—	88,705	—	88,705
Balance at September 30, 2025	23,504,950	$235	$1,467,401	$241,098	$(52,631)	$1,656,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2024	2025
Cash flows from operating activities:
Net income	$87,348	$88,705
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early termination of operating leases, net	(6,166)	—
Amortization of deferred financing costs	421	318
Amortization of investment discount/premium	(47)	(413)
Depreciation and amortization	33,033	35,160
Deferred income taxes	(2,272)	2,917
Stock-based compensation	18,789	17,195
Impairment of right-of-use lease assets	—	4,685
Changes in assets and liabilities:
Tuition receivable, net	(27,849)	(36,940)
Other assets	(15,877)	(12,678)
Accounts payable and accrued expenses	12,878	9,167
Income taxes payable and income taxes receivable	(646)	(5,488)
Contract liabilities	57,576	60,211
Other liabilities	(3,762)	(3,837)
Net cash provided by operating activities	153,426	159,002

Cash flows from investing activities:
Purchases of property and equipment	(29,346)	(32,009)
Purchases of marketable securities	(14,720)	(25,804)
Proceeds from marketable securities	29,525	57,575
Proceeds from other investments	20	—
Other investments	(490)	(265)
Cash paid for acquisition, net of cash acquired	(163)	(36)
Net cash used in investing activities	(15,174)	(539)

Cash flows from financing activities:
Common dividends paid	(44,262)	(43,387)
Payments on long-term debt	(61,275)	—
Net payments for stock awards	(3,514)	(9,720)
Repurchase of common stock	(5,000)	(94,316)
Net cash used in financing activities	(114,051)	(147,423)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,495	2,815
Net increase in cash, cash equivalents, and restricted cash	25,696	13,855
Cash, cash equivalents, and restricted cash — beginning of period	181,925	146,656
Cash, cash equivalents, and restricted cash — end of period	$207,621	$160,511
Non-cash transactions:
Non-cash additions to property and equipment	$2,834	$2,562
Right-of-use lease assets obtained in exchange for operating lease liabilities	$10,205	$6,071
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
All information as of, and for the three and nine months ended, September 30, 2024 and 2025 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated statements of financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities. See Note 4 for additional information.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million and $1.9 million of these unpaid obligations as of December 31, 2024 and September 30, 2025, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third-party law firm to adhere to tuition protection requirements. As of December 31, 2024 and September 30, 2025, the Company had approximately $7.3 million and $6.6 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2024 and 2025 (in thousands):

	As of September 30,
	2024	2025
Cash and cash equivalents	$195,889	$151,460
Restricted cash included in other current assets	11,232	8,551
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$207,621	$160,511
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	September 30, 2025
Tuition receivable	$127,012	$164,649
Allowance for credit losses	(50,885)	(49,767)
Tuition receivable, net	$76,127	$114,882
An additional $7.0 million and $6.4 million of tuition receivable, net, are included in other assets as of December 31, 2024 and September 30, 2025, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three and nine months ended September 30, 2024 and 2025 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Allowance for credit losses, beginning of period	$46,787	$44,325	$47,605	$46,185
Additions charged to expense	13,793	14,967	39,418	40,547
Write-offs, net of recoveries	(15,044)	(13,595)	(41,487)	(41,035)
Allowance for credit losses, end of period	$45,536	$45,697	$45,536	$45,697
Assets Held for Sale
The Company classifies assets and liabilities as held for sale (a “disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to be completed within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in its unaudited condensed consolidated balance sheets.

Over the last several years, the Company has been evaluating its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. One facility identified is an owned U.S. Higher Education campus, which the Company has been marketing for sale and expects to close within the next twelve months. The long-lived assets being marketed for sale consist of land, buildings, and building improvements. The Company determined that it met all of the criteria to classify these assets as held for sale as of September 30, 2025. The Company recorded a $0.3 million loss related to the assets classified as held for sale in the third quarter of 2025 as the fair value of the assets, less the estimated costs to sell, was less than the carrying amount of the net assets. Fair value was determined based upon a third-party appraisal of the property. The loss is included in Restructuring costs on the unaudited condensed consolidated statements of income.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,502,385 and 23,504,950 shares were issued and outstanding as of December 31, 2024 and September 30, 2025, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2025, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 15, 2025.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Weighted average shares outstanding used to compute basic earnings per share	23,422	22,584	23,418	22,937
Incremental shares issuable upon the assumed exercise of stock options	5	1	5	1
Unvested restricted stock and restricted stock units	746	624	714	659
Shares used to compute diluted earnings per share	24,173	23,209	24,137	23,597

Anti-dilutive shares excluded from the diluted earnings per share calculation	—	250	—	200

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2024 and September 30, 2025, the balance of accumulated other comprehensive loss was $88.6 million, net of tax of $0.1 million, and $52.6 million, respectively. During the three and nine months ended September 30, 2025, approximately $0.2 million, net of tax of $0.1 million, of unrealized gains (losses) on marketable securities was reclassified out of accumulated other comprehensive income (loss) to Other income (expense) on the unaudited consolidated statements of income. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and nine months ended September 30, 2024.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of specific categories in the effective tax rate reconciliation. Further, the standard requires certain disclosures of state versus federal income tax expense and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and will be adopted by the Company in its Form 10-K for the year ending December 31, 2025. ASU 2023-09 is expected to result in expanded tax rate reconciliations and income taxes paid disclosures but is not anticipated to otherwise impact the Company’s consolidated financial statements. The Company will apply the amendments retrospectively.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 eliminates the existing guidance that categorizes software development into distinct project stages and replaces it with a recognition threshold based on management’s authorization and commitment to fund the project, along with the probability of completion and intended use. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted, and the amendments can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements and related disclosures.
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2024 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$198,873	$203,315	$616,175	$621,775
Other(1)	8,836	9,752	27,383	27,935
Total U.S. Higher Education Segment	207,709	213,067	643,558	649,710
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	69,973	67,002	184,611	181,297
Other(1)	1,975	1,587	5,842	4,696
Total Australia/New Zealand Segment	71,948	68,589	190,453	185,993
Education Technology Services Segment(2)	26,301	38,293	74,463	109,307
Consolidated revenue	$305,958	$319,949	$908,474	$945,010
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
The table below presents activity in the contract liability related to the Learn and Earn Scholarship (in thousands):

	For the nine months ended September 30,
	2024	2025
Balance at beginning of period	$44,480	$37,118
Revenue deferred	16,358	15,084
Benefit redeemed	(17,054)	(14,482)
Balance at end of period	$43,784	$37,720
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2024 and September 30, 2025, the Company had $14.7 million and $17.1 million, respectively, of contract liabilities in the unaudited condensed consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $6.8 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third-party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the Australia/New Zealand segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $0.6 million and $1.9 million of severance and other employee separation charges during the three and nine months ended September 30, 2024, respectively, and $8.1 million and $10.9 million during the three and nine months ended September 30, 2025, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the nine months ended September 30, 2024 and 2025 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2023	$795
Restructuring and other charges	1,896
Payments	(2,593)
Balance as of September 30, 2024	$98

Balance as of December 31, 2024(1)	$534
Restructuring and other charges	10,863
Payments	(10,459)
Balance as of September 30, 2025(1)	$938
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $3.9 million and $4.7 million of right-of-use lease asset charges during the three and nine months ended September 30, 2025, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $1.5 million and $2.3 million during the three and nine months ended September 30, 2025, respectively. As stated in Note 2, the Company also recorded a $0.3 million loss related to assets classified as held for sale during the third quarter of 2025. There were no right-of-use lease asset charges or fixed asset impairment charges during the three and nine months ended September 30, 2024. The Company recorded a net benefit related to the early termination and related extinguishment of lease liabilities of approximately $6.2 million during the nine months ended September 30, 2024. These right-of-use lease asset and fixed asset impairment charges, loss on assets classified as held for sale, and net benefits from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of available-for-sale securities, which are carried at fair value, as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Corporate debt securities	$500	$—	$(1)	$499
Total	$500	$—	$(1)	$499
The Company did not have any marketable securities classified as available-for-sale as of September 30, 2025.

The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2024 and September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Term deposits	$21,653	$—	$—	$21,653
U.S. treasury securities	19,778	18	—	19,796
Corporate debt securities	20,000	—	(26)	19,974
Total	$61,431	$18	$(26)	$61,423

Balance as of September 30, 2025
Term deposits	$16,206	$—	$—	$16,206
U.S. treasury securities	9,972	33	—	10,005
Corporate debt securities	5,000	42	—	5,042
Total	$31,178	$75	$—	$31,253
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2024 and September 30, 2025 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2025, there were no securities which were in an unrealized loss position for a period longer than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and nine months ended September 30, 2024 and 2025. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024		September 30, 2025
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$499	$46,450	$—	$21,189
Due after one year through five years	—	14,981	—	9,989
Total	$499	$61,431	$—	$31,178
The following table summarizes the purchases of and proceeds from marketable securities for the nine months ended September 30, 2024 and 2025 (in thousands):

	For the nine months ended September 30,
	2024	2025
Purchases of marketable securities
Purchases of held-to-maturity securities	$14,720	$25,804
Total purchases of marketable securities	$14,720	$25,804

Proceeds from marketable securities
Maturities of available-for-sale securities	$11,305	$500
Maturities of held-to-maturity securities	18,220	57,075
Total proceeds from marketable securities	$29,525	$57,575
The Company did not sell any available-for-sale or held-to-maturity securities during the three and nine months ended September 30, 2024 and 2025. The Company did not record any gross realized gains or losses in net income during the three and nine months ended September 30, 2024 and 2025.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,416	$92,416	$—	$—
Available-for-sale securities:
Corporate debt securities	499	—	499	—
Total assets at fair value on a recurring basis	$92,915	$92,416	$499	$—
Assets measured at fair value on a recurring basis consist of the following as of September 30, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$86,633	$86,633	$—	$—
Total assets at fair value on a recurring basis	$86,633	$86,633	$—	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company’s other cash and cash equivalents as of December 31, 2024 and September 30, 2025 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
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
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2024 and September 30, 2025 was $61.4 million and $31.3 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2024 and 2025.

7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2024 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	8,711	—	8,711
Balance as of September 30, 2024	$632,075	$528,524	$100,000	$1,260,599
The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	30,182	—	30,182
Balance as of September 30, 2025	$632,075	$504,990	$100,000	$1,237,065
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2025 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three and nine months ended September 30, 2024 and 2025.
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
The following table presents changes in the carrying value of indefinite-lived intangible assets (in thousands):

	For the nine months ended September 30,
	2024	2025
Balance at beginning of period	$251,623	$245,098
Impairments	(800)	—
Currency translation adjustments	1,129	3,827
Balance at end of period	$251,952	$248,925
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. In the second quarter of 2024, the Company recorded a $0.8 million indefinite-lived intangible asset impairment charge, which is included in Restructuring costs on the unaudited condensed consolidated statements of income. No events or circumstances occurred in the three and nine months ended September 30, 2025 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2025.

8. Other Current Assets
Other current assets consist of the following as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	September 30, 2025
Prepaid expenses	$20,841	$25,939
Cloud computing arrangements	9,402	10,563
Restricted cash	9,082	8,551
Deferred contract costs	3,258	4,890
Other	2,210	4,323
Other current assets	$44,793	$54,266
9. Other Assets
Other assets consist of the following as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	September 30, 2025
Cloud computing arrangements, net of current portion	$18,328	$25,011
Prepaid expenses, net of current portion	15,678	15,231
Equity method investments	13,428	9,284
Tuition receivable, net, non-current	7,040	6,364
Other investments	2,786	2,786
Deferred contract costs, net of current portion	808	2,710
Other	4,842	4,401
Other assets	$62,910	$65,787
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2024 and September 30, 2025, $14.7 million and $13.5 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.8 million across these partnerships through 2031. The Company’s investments range from 3% to 5% of any partnership’s interest and are accounted for under the equity method.

The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2024 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Limited partnership investments, beginning of period	$13,963	$11,397	$16,068	$13,428
Capital contributions	394	34	490	265
Pro-rata share in the net income (loss) of limited partnerships	(290)	(2,147)	(2,491)	(4,409)
Distributions	(472)	—	(472)	—
Limited partnership investments, end of period	$13,595	$9,284	$13,595	$9,284
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
Deferred Contract Costs
The Company defers certain commissions paid in the Australia/New Zealand segment to third-party international recruitment agents and amortizes these costs over the period of benefit.
Other
Other is comprised primarily of deferred financing costs associated with the Company’s credit facility, deferred accreditation costs associated with the Australia/New Zealand segment, and refundable security deposits associated with the Company’s leased campus and office space.
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	September 30, 2025
Trade payables	$55,733	$61,939
Accrued compensation and benefits	38,843	42,976
Accrued student obligations and other	7,173	8,256
Accounts payable and accrued expenses	$101,749	$113,171
11.    Long-Term Debt
On October 18, 2024, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. The maturity date of the Amended Credit Facility is October 18, 2029. The Company paid approximately $1.7 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.

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
As of December 31, 2024 and September 30, 2025, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility.
During the nine months ended September 30, 2024 and 2025, the Company paid $3.1 million and $0.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	September 30, 2025
Contract liabilities, net of current portion	$34,505	$35,418
Asset retirement obligations	3,876	3,997
Other	1,805	2,805
Other long-term liabilities	$40,186	$42,220
Contract Liabilities
In connection with its student tuition contracts, the Company has an obligation to provide free tuition in the future should certain eligibility conditions be maintained. Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Asset Retirement Obligations
Certain of the Company’s lease agreements require the leased premises to be returned in a predetermined condition.
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2024 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Instructional and support costs	$2,005	$2,104	$5,060	$6,360
General and administration	4,813	3,724	13,455	10,647
Restructuring costs	69	40	274	188
Stock-based compensation expense included in operating expense	6,887	5,868	18,789	17,195
Tax benefit	1,835	1,544	5,002	4,518
Stock-based compensation expense, net of tax	$5,052	$4,324	$13,787	$12,677
14.    Income Taxes
During the nine months ended September 30, 2024 and 2025, the Company recorded income tax expense of $36.2 million and

$35.5 million, respectively. Income tax expense for the nine months ended September 30, 2024 and 2025 include shortfall tax impacts of approximately $1.2 million and windfall tax impacts of approximately $0.4 million, respectively, related to share-based payment arrangements.
The Company had no unrecognized tax benefits as of December 31, 2024 and September 30, 2025. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $39.5 million and $38.1 million in income taxes during the nine months ended September 30, 2024 and 2025, respectively.
The tax years since 2021 remain open for federal tax examination, the tax years since 2020 remain open to examination by certain states, and the tax years since 2019 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company has analyzed and accounted for the impacts of OBBBA within the quarter and determined there is no material impact on its annual effective tax rate in 2025.
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
The ANZ segment is comprised of Torrens University, Think Education, and Media Design School at Strayer (“MDS”) in Australia and New Zealand, which collectively offer certificate and degree programs in business, design, education, hospitality, healthcare, and technology through campuses in Australia, New Zealand, and online. On September 8, 2025, MDS became a wholly owned subsidiary and international additional location of Strayer University included within Strayer’s Middle States Commission on Higher Education accreditation. The New Zealand Qualifications Authority approved the transaction and MDS will continue to operate as a New Zealand private tertiary institution. This change does not affect the Company’s segment reporting.
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

A summary of financial information by reportable segment for the three months ended September 30, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$207,709	$71,948	$26,301	$305,958

Segment expenses
Direct segment expenses	181,663	52,386	14,511	248,560
Enterprise shared services allocation	14,600	4,716	998	20,314
Segment income from operations	$11,446	$14,846	$10,792	$37,084

Unallocated expenses
Restructuring costs				(758)
Consolidated income from operations				$36,326
Other income				2,264
Consolidated income before income taxes				$38,590
A summary of financial information by reportable segment for the three months ended September 30, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$213,067	$68,589	$38,293	$319,949

Segment expenses
Direct segment expenses	176,811	50,639	20,873	248,323
Enterprise shared services allocation	13,403	5,465	1,465	20,333
Segment income from operations	$22,853	$12,485	$15,955	$51,293

Unallocated expenses
Restructuring costs				(14,251)
Consolidated income from operations				$37,042
Other expense				(273)
Consolidated income before income taxes				$36,769

A summary of financial information by reportable segment for the nine months ended September 30, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$643,558	$190,453	$74,463	$908,474

Segment expenses
Direct segment expenses	539,346	150,044	40,416	729,806
Enterprise shared services allocation	44,928	13,758	3,133	61,819
Segment income from operations	$59,284	$26,651	$30,914	$116,849

Unallocated expenses
Restructuring costs				2,757
Consolidated income from operations				$119,606
Other income				3,935
Consolidated income before income taxes				$123,541
A summary of financial information by reportable segment for the nine months ended September 30, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$649,710	$185,993	$109,307	$945,010

Segment expenses
Direct segment expenses	532,189	146,763	59,630	738,582
Enterprise shared services allocation	43,953	16,085	4,846	64,884
Segment income from operations	$73,568	$23,145	$44,831	$141,544

Unallocated expenses
Restructuring costs				(18,948)
Consolidated income from operations				$122,596
Other income				1,623
Consolidated income before income taxes				$124,219

The following table presents a schedule of significant non-cash items included in segment income from operations by reportable segment for the three and nine months ended September 30, 2024 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Depreciation and amortization
U.S. Higher Education	$7,981	$6,442	$23,607	$21,692
Australia/New Zealand	1,937	2,394	6,946	7,218
Education Technology Services	888	1,340	2,480	3,693
Restructuring costs	—	1,786	—	2,557
Consolidated depreciation and amortization	$10,806	$11,962	$33,033	$35,160
Stock-based compensation
U.S. Higher Education	$5,259	$4,648	$14,278	$13,683
Australia/New Zealand	1,061	462	2,871	1,224
Education Technology Services	498	718	1,366	2,100
Restructuring costs	69	40	274	188
Consolidated stock-based compensation	$6,887	$5,868	$18,789	$17,195
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
United States Regulation
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed OBBBA, which includes, among other things, amendments to portions of the Higher Education Act of 1965 and the Internal Revenue Code of 1986, as amended. Various portions of the bill may go through negotiated rulemaking prior to implementation, and it is impossible to predict the outcome of those negotiations or the rulemaking process. OBBBA makes a variety of changes to federal student aid programs, including loan limits, accountability measures for programs based on low earning outcomes, loan repayment, Pell Grant eligibility, and regulatory changes.
OBBBA eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is $200,000 minus the amounts borrowed for the professional degree program. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year; the Department plans to release a schedule of reductions for public comment later this year, which institutions will be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond.

OBBBA creates an accountability framework, effective July 2026, that institutions must satisfy at the program level in order for students to continue to receive Federal Direct Loans for such programs. OBBBA requires that an undergraduate program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. OBBBA requires that a graduate or professional program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25–34 with only a bachelor’s degree. Comparator median earnings for graduate or professional programs will be calculated based on Bureau of the Census data for working adults aged 25-34 with only a bachelor’s degree, and will be the lesser of: (i) working adults in the same field of study in the state where the institution is located, (ii) working adults in the same field of study in the United States, or (iii) all working adults in the state where the institution is located. If fewer than 50% of students at the institution reside in the institution’s state, then the median earnings will be calculated based on the lesser of the national average for (i) all working adults or (ii) working adults in the same field of study. Both the undergraduate and graduate/professional accountability provisions apply to the cohort of students who completed the program four years prior, are working, are not enrolled at any institution, and who received Federal Direct Loan funds for enrollment in the program. If a cohort is less than 30 students, the Secretary of Education may aggregate additional years of programmatic data. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility. OBBBA requires that an institutional appeals process be established by the Secretary of Education, and a program’s Federal Direct Loan eligibility will continue during such appeal. Programs that lose eligibility under the accountability framework may reapply for eligibility after two years, consistent with requirements that will be established by the Secretary of Education.
Among other things related to loan repayment plans, OBBBA requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan (RAP). Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (ICR) plan must transition to a different plan by July 1, 2028. OBBBA also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.
Effective July 1, 2026, students with a Student Aid Index that equals or exceeds twice the maximum Pell Grant amount will be ineligible for Pell Grants. A student will also be ineligible for a Federal Pell Grant during any period for which the student receives grant aid from a non-federal source (including states, institutional aid, or private sources) in an amount that equals or exceeds the student’s cost of attendance. Additionally, OBBBA creates Workforce Pell Grants effective July 2026 for students enrolled in eligible workforce programs. Eligible workforce programs must meet a specific definition, including that they are accredited, short-term, career-focused programs (150 to 600 clock hours of instruction over 8 to 15 weeks), which prepare students to pursue one or more certificate or degree programs. In addition, they must be approved by the state governor, aligned with high-demand, high-skill or high-wage jobs, have at least 70% completion and job placement rates, and tuition must be less than the value-added earnings of graduates who received the Workforce Pell Grant. Workforce Pell Grants may not be combined with a regular Pell grant.
OBBBA amends the Higher Education Act to delay the effective date of the 2022 borrower defense to repayment rules, including the closed school discharge provisions, until July 1, 2035. The 2019 version of those rules, which took effect July 1, 2020, is instead reinstated.
The Department of Education has scheduled two negotiated rulemaking committees to meet to consider regulations to implement provisions of OBBBA and related Trump administration priorities, as detailed in the “Negotiated Rulemaking” section below. The Company is unable to predict the outcomes of those negotiations or what guidance the Department may issue regarding how schools are to implement the legislation.
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
State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the universities to enroll students in distance education programs in each SARA member state, including 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Each of the universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. On January 21, 2025, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), initiated its 2025 policy manual modification process with a call for proposals for SARA policy changes. In September 2025, NC-SARA announced that all four regional compacts had approved nine policy changes, which will be considered by the NC-SARA board on October 23, 2025. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including any that affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
Negotiated Rulemaking
On April 4, 2025, the Department announced its intention to host public hearings and convene one or more negotiated rulemaking committees to prepare proposed Title IV regulations. The Department hosted public hearings on April 29, 2025 and May 1, 2025 and accepted written comments through May 5, 2025. The Department held negotiated rulemaking on proposed changes to the Public Service Loan Forgiveness (“PSLF”) program June 30 through July 2, 2025. The negotiating committee did not reach consensus on changes, and as a result the Department proposed its own regulatory language on August 18, 2025, with public comments due September 17, 2025.
On July 24, 2025, the Department of Education announced its intention to establish two negotiated rulemaking committees to prepare proposed regulations implementing OBBBA and related Trump administration priorities. One committee will address federal student loan-related changes and is scheduled to meet for two multi-day sessions between September 2025 and November 2025. A second committee will address Workforce Pell, institutional and programmatic accountability, and other issues, and is scheduled to meet for two multi-day sessions between December 2025 and January 2026. The Company is unable to predict the outcomes of those negotiations or what guidance the Department may issue regarding how schools are to implement the legislation.

Title IX
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful nationwide. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter (“DCL”) confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
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
On February 14, 2025, the Department of Education issued a DCL setting forth the anti-discrimination obligations of institutions that receive federal financial assistance. The DCL asserts that the SFFA decision applies more broadly to prohibit using race in decisions related to admissions, hiring, promotion, compensation, financial aid, scholarships, prizes, administrative support, discipline, housing, graduation ceremonies, and all other aspects of student, academic, and campus life. The DCL further states that programs and activities that treat students differently on the basis of race to achieve “nebulous” diversity, racial balancing, social justice, or equity goals are illegal. The Department informed institutions that the Department intended to take appropriate measures to assess compliance with the applicable statutes and regulations beginning February 28, 2025. The DCL further noted that institutions that fail to comply with federal civil rights law may, consistent with applicable law, face potential loss of federal funding. On February 28, 2025, the Department issued additional guidance in a Frequently Asked Questions (“FAQs”) document clarifying aspects of the DCL. Multiple lawsuits have been filed seeking to enjoin and vacate the DCL and FAQs alleging that they are unconstitutional, violate the Administrative Procedure Act, and are vague and disrupt educational practices, including by limiting academic freedom. Capella University and Strayer University are not parties to the lawsuits. In August 2025, the U.S. District Court for the District of Maryland vacated the DCL, FAQs, and a related certification requirement. The Department subsequently confirmed it would not take any enforcement action or otherwise implement the guidance until further notice. On October 15, 2025, the Department filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. The Company is unable to predict the ultimate outcome of the litigation.
On March 14, 2025, the Department announced that its Office for Civil Rights has opened investigations into dozens of higher education institutions for alleged Title VI violations; the Department has continued to initiate additional Title VI investigations.
Australian and New Zealand Regulation
Torrens University of Australia (“Torrens”) is one of 44 universities in Australia. It is a private, for-profit entity and is registered with the Tertiary Education Quality and Standards Agency (“TEQSA”). As a self-accrediting university, it is not required to have its individual courses of study accredited by TEQSA. Torrens is also registered with the Australian Skills Quality Authority (“ASQA”) as a Registered Training Organisation (“RTO”) and is thus entitled to offer vocational and training courses. On September 3, 2025, Torrens completed its re-registration process with TEQSA and received a registration renewal from TEQSA for the maximum period of seven years, with two conditions.
On December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach. On August 4, 2025, the Australian Federal Government announced that the National Planning Level for international students for 2026 would be increased over 2025, contingent upon institutions fulfilling certain conditions, and that Ministerial Direction 111 would be replaced with an updated ministerial direction to reflect 2026 arrangements. On October 9, 2025, the Education Legislation Amendment (Integrity and Other Measures) Bill 2025 was introduced into the House of Representatives of the Australian Parliament. The Bill, which does not address numerical limits on international students, contains several measures to reform key legislative frameworks for education providers and aims to strengthen the integrity and regulation of the international education sector within Australia as well as transnational education and offshore delivery.

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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment; our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to Title IV programs, U.S. Department of Education staffing levels, borrower defense to repayment applications, gainful employment or similar measures, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand; competitive factors; risks associated with the opening of new campuses; risks associated with the offering of new educational programs and adapting to other changes; risks associated with the acquisition of existing educational institutions including our acquisition of Torrens University and associated assets in Australia and New Zealand; the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected; the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy; risks related to the timing of regulatory approvals; our ability to implement our growth strategy; the risk that the combined company may experience difficulty integrating employees or operations; risks associated with the ability of our students to finance their education in a timely manner; and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Segments Overview
As of September 30, 2025, we had the following reportable segments:
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
•In the third quarter of 2025, USHE enrollment decreased 1.0% to 85,640 compared to 86,533 for the same period in 2024.
•Trailing 4-quarter student persistence within USHE was 87.8% in the second quarter of 2025 compared to 87.0% for the same period in 2024. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025
87.4%	87.0%	86.9%	87.0%	86.9%	87.2%	87.4%	87.8%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 7.1% as of the end of the second quarter of 2025. Government provided grants and loans per credit earned includes all federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025
(8.3)%	(7.4)%	(5.0)%	(3.8)%	(2.5)%	(4.7)%	(6.2)%	(7.1)%
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
•In the third quarter of 2025, employer affiliated enrollment as a percentage of USHE enrollment was 32.7% compared to 29.8% for the same period in 2024.
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
•Media Design School at Strayer (“MDS”) is a private tertiary institution for creative and technology qualifications in New Zealand. MDS offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media, artificial intelligence, and creative advertising. MDS is accredited in New Zealand by the New Zealand Qualifications Authority (“NZQA”), the organization responsible for the quality assurance of non-university tertiary training providers. On September 8, 2025, MDS became a wholly owned subsidiary and international additional location of Strayer University included within Strayer’s Middle States Commission on Higher Education accreditation. NZQA approved the transaction and MDS will continue to operate as a New Zealand private tertiary institution. This change does not affect our segment reporting.
•In the third quarter of 2025, Australia/New Zealand enrollment decreased 2.1% to 18,808 compared to 19,205 for the same period in 2024.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the nine months ended September 30, 2025 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The Company defers the value of the related performance obligation associated with the free credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2025, we had deferred $37.7 million for estimated redemptions earned under the Learn and Earn Scholarship, as compared to $37.1 million at December 31, 2024. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2025, our bad debt expense was 4.7% of revenue compared to 4.5% for the same period in 2024. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2025 would have changed our income from operations by approximately $1.6 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and nine months ended September 30, 2025 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and nine months ended September 30, 2025.
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
For the third quarter of 2025, student enrollment within ANZ decreased 2.1% to 18,808 compared to 19,205 for the same period in 2024, largely due to constraints on international enrollment. Lower international enrollment was partially offset by growth in domestic enrollment, which is expected to be a bigger driver of future growth. If the regulatory constraints on international students continue permanently and are not offset by growth in domestic enrollment, the goodwill and indefinite-lived intangible assets associated with the ANZ reporting unit could become impaired in the future. As of September 30, 2025, the ANZ reporting unit had $505.0 million of goodwill and $64.3 million of indefinite-lived intangible assets. We believe the fair value of the ANZ reporting unit remains in excess of carrying value and that the fair value of indefinite-lived intangible assets remains in excess of carrying value as of September 30, 2025. Management will continue to assess goodwill and indefinite-lived intangible assets for impairment in future quarters.
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
Results of Operations
In the third quarter of 2025, we generated $319.9 million in revenue compared to $306.0 million for the same period in 2024. Our income from operations was $37.0 million in the third quarter of 2025 compared to $36.3 million for the same period in 2024, primarily driven by higher revenue in our USHE and ETS segments, partially offset by higher restructuring costs. Net income in the third quarter of 2025 was $26.6 million compared to $27.7 million for the same period in 2024, and diluted earnings per share was $1.15 in the third quarter of 2025 compared to $1.15 for the same period in 2024. For the nine months ended September 30, 2025, we generated $945.0 million in revenue compared to $908.5 million for the same period in 2024. Our income from operations was $122.6 million for the nine months ended September 30, 2025 compared to $119.6 million for the same period in 2024, primarily driven by higher revenue in our USHE and ETS segments, partially offset by higher operating expenses and restructuring costs. Net income was $88.7 million for the nine months ended September 30, 2025 compared to $87.3 million for the same period in 2024, and diluted earnings per share was $3.76 for the nine months ended September 30, 2025 compared to $3.62 for the same period in 2024.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenues. Consolidated revenue increased 4.6% to $319.9 million in the third quarter of 2025 compared to $306.0 million in the third quarter of 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions, and higher revenue in our USHE segment due to higher revenue per student, partially offset by lower revenue in our ANZ segment primarily due to unfavorable foreign currency exchange impacts and a decrease in enrollment. In the USHE segment for the three months ended September 30, 2025, total enrollment decreased 1.0% to 85,640 from 86,533 for the same period in 2024. USHE segment revenue increased 2.6% to $213.1 million in the third quarter of 2025 compared to $207.7 million in the third quarter of 2024, primarily due to higher revenue per student. In the Australia/New Zealand segment for the three months ended September 30, 2025, total enrollment decreased 2.1% to 18,808 from 19,205 for the same period in 2024. Australia/New Zealand segment revenue decreased 4.7% to $68.6 million in the third quarter of 2025 compared to $71.9 million in the third quarter of 2024, primarily due to unfavorable foreign currency exchange impacts and a decrease in enrollment. ETS segment revenue increased 45.6% to $38.3 million in the third quarter of 2025 compared to $26.3 million in the third quarter of 2024, primarily due to an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs were $162.7 million in the third quarter of 2025 compared to $162.7 million in the third quarter of 2024. Higher technology-related costs and bad debt expense in the third quarter of 2025 compared to the third quarter of 2024 were offset by lower personnel-related costs and facility expenses and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 50.9% in the third quarter of 2025 from 53.2% in the third quarter of 2024.
General and administration expenses. Consolidated general and administration expenses decreased to $105.9 million in the third quarter of 2025 compared to $106.2 million in the third quarter of 2024, principally due to lower stock-based compensation expense and depreciation expense and favorable foreign currency exchange impacts, partially offset by increased investments in branding initiatives and higher personnel-related costs. Consolidated general and administration expenses as a percentage of revenues decreased to 33.1% in the third quarter of 2025 from 34.7% in the third quarter of 2024.
Restructuring costs. Restructuring costs increased to $14.3 million in the third quarter of 2025 compared to $0.8 million in the third quarter of 2024, primarily due to a $7.7 million increase in severance and other personnel-related expenses related to employee terminations, a $5.4 million increase in asset impairment charges, and a $0.3 million loss related to assets classified as held for sale in the third quarter of 2025.
Income from operations. Consolidated income from operations increased to $37.0 million in the third quarter of 2025 compared to $36.3 million in the third quarter of 2024, primarily due to higher revenue in our USHE and ETS segments, partially offset by higher restructuring costs. USHE segment income from operations increased 99.7% to $22.9 million in the third quarter of 2025 compared to $11.4 million in the third quarter of 2024, primarily driven by lower personnel-related costs, depreciation expense, facility expenses, and stock-based compensation expense, partially offset by higher bad debt expense and technology-related costs. Australia/New Zealand segment income from operations decreased 15.9% to $12.5 million in the third quarter of 2025 compared to $14.8 million in the third quarter of 2024, primarily driven by lower revenue and higher technology-related costs, partially offset by decreased investments in branding initiatives and lower stock-based compensation expense. ETS segment income from operations increased 47.8% to $16.0 million in the third quarter of 2025 compared to $10.8 million in the third quarter of 2024, primarily due to higher revenue as a result of an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment, partially offset by higher personnel-related costs and increased investments in branding initiatives.
Other income (expense). Other income (expense) decreased to $0.3 million of expense in the third quarter of 2025 compared to $2.3 million of income in the third quarter of 2024, primarily due to a $1.5 million decrease in investment income primarily related to our limited partnership investments and a $1.4 million decrease in interest income, partially offset by a $0.4 million decrease in interest expense. We incurred $0.3 million of interest expense in the three months ended September 30, 2025 compared to $0.7 million in the three months ended September 30, 2024.

Provision for income taxes. Income tax expense was $10.1 million in the third quarter of 2025 compared to $10.8 million in the third quarter of 2024. Our effective tax rate for the third quarter of 2025 was 27.6% compared to 28.1% in the third quarter of 2024.
Net income. Net income decreased to $26.6 million in the third quarter of 2025 compared to $27.7 million in 2024 due to the factors discussed above.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues. Consolidated revenue increased to $945.0 million in the nine months ended September 30, 2025 compared to $908.5 million in the same period in 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from new employer partnerships and growth in Sophia Learning subscriptions. USHE segment revenue increased 1.0% to $649.7 million in the nine months ended September 30, 2025 compared to $643.6 million in the same period in 2024, primarily due to higher revenue per student. Australia/New Zealand segment revenue decreased 2.3% to $186.0 million in the nine months ended September 30, 2025 compared to $190.5 million in the same period in 2024, primarily due to unfavorable foreign currency exchange impacts and a decrease in enrollment, partially offset by higher revenue per student. ETS segment revenue increased 46.8% to $109.3 million in the nine months ended September 30, 2025 compared to $74.5 million in the same period in 2024, primarily due to an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $487.2 million in the nine months ended September 30, 2025 compared to $483.6 million in the same period in 2024, principally due to higher technology-related costs, personnel-related costs, bad debt expense, depreciation expense, and stock-based compensation expense, partially offset by lower student material costs and facility expenses and favorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 51.6% in the nine months ended September 30, 2025 from 53.2% in the nine months ended September 30, 2024.
General and administration expenses. Consolidated general and administration expenses increased to $316.3 million in the nine months ended September 30, 2025 compared to $308.0 million in the same period in 2024, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, higher personnel-related costs, and higher facility expenses, partially offset by lower stock-based compensation expense and depreciation expense and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.5% in the nine months ended September 30, 2025 from 33.9% in the nine months ended September 30, 2024.
Restructuring costs. Restructuring costs increased to $18.9 million in the nine months ended September 30, 2025 compared to a $2.8 million net benefit in the nine months ended September 30, 2024, primarily due to a $9.0 million increase in severance and other personnel-related expenses related to employee terminations, a $6.2 million increase in asset impairment charges, a $6.2 million gain related to the early termination of operating leases in 2024, and a $0.3 million loss related to assets classified as held for sale in the third quarter of 2025.
Income from operations. Consolidated income from operations increased to $122.6 million in the nine months ended September 30, 2025 compared to $119.6 million in the same period in 2024, primarily driven by higher revenue in our USHE and ETS segments, partially offset by higher operating expenses and restructuring costs. USHE segment income from operations increased 24.1% to $73.6 million in the nine months ended September 30, 2025 compared to $59.3 million in the same period in 2024, primarily driven by higher revenue and lower personnel-related costs, student material costs, depreciation expense, and facility expenses, partially offset by higher technology-related costs, bad debt expense, and investments in branding initiatives. Australia/New Zealand segment income from operations decreased 13.2% to $23.1 million in the nine months ended September 30, 2025 compared to $26.7 million in the same period in 2024, primarily driven by lower revenue and higher personnel-related costs and technology-related costs, partially offset by lower stock-based compensation expense. ETS segment income from operations increased 45.0% to $44.8 million in the nine months ended September 30, 2025 compared to $30.9 million in the same period in 2024, primarily due to higher revenue as a result of an increase in Workforce Edge revenue from new employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment, partially offset by higher personnel-related costs and increased investments in branding initiatives.
Other income. Other income decreased to $1.6 million in the nine months ended September 30, 2025 compared to $3.9 million in the same period in 2024, primarily due to a $3.2 million decrease in interest income and a $1.6 million decrease in investment income primarily related to our limited partnership investments, partially offset by a $2.6 million decrease in interest expense. We incurred $0.8 million of interest expense in the nine months ended September 30, 2025 compared to $3.4 million in the same period in 2024.

Provision for income taxes. Income tax expense was $35.5 million and $36.2 million in the nine months ended September 30, 2025 and 2024, respectively. Income tax expense for the nine months ended September 30, 2025 and 2024 include windfall tax impacts of approximately $0.4 million and shortfall tax impacts of approximately $1.2 million, respectively, related to share-based payment arrangements.
Net income. Net income increased to $88.7 million in the nine months ended September 30, 2025 compared to $87.3 million in the same period in 2024 due to the factors discussed above.
Non-GAAP Financial Measures
We use certain financial measures including Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with GAAP. These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
•severance costs, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with our restructuring activities;
•income/loss from partnership and other investments that are not part of our core operations; and
•discrete tax adjustments related to stock-based compensation and other adjustments.
To illustrate currency impacts to operating results, Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and nine months ended September 30, 2025 are also presented on a constant currency basis.
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
Adjusted income from operations was $51.3 million in the third quarter of 2025 compared to $37.1 million for the same period in 2024. Adjusted net income was $37.7 million in the third quarter of 2025 compared to $27.9 million for the same period in 2024, and adjusted diluted earnings per share was $1.63 in the third quarter of 2025 compared to $1.16 for the same period in 2024. Adjusted income from operations was $141.5 million for the nine months ended September 30, 2025 compared to $116.8 million for the same period in 2024. Adjusted net income was $104.8 million for the nine months ended September 30, 2025 compared to $86.9 million for the same period in 2024, and adjusted diluted earnings per share was $4.44 for the nine months ended September 30, 2025 compared to $3.60 for the same period in 2024.

The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$282,907	$(14,251)	$—	$—	$268,656
Income from operations	$37,042	$14,251	$—	$—	$51,293
Operating margin	11.6%				16.0%
Income before income taxes	$36,769	$14,251	$2,147	$—	$53,167
Net income	$26,630	$14,251	$2,147	$(5,279)	$37,749

Diluted earnings per share	$1.15				$1.63
Weighted average diluted shares outstanding	23,209				23,209
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$269,632	$(758)	$—	$—	$268,874
Income from operations	$36,326	$758	$—	$—	$37,084
Operating margin	11.9%				12.1%
Income before income taxes	$38,590	$758	$290	$—	$39,638
Net income	$27,748	$758	$290	$(851)	$27,945

Diluted earnings per share	$1.15				$1.16
Weighted average diluted shares outstanding	24,173				24,173

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$822,414	$(18,948)	$—	$—	$803,466
Income from operations	$122,596	$18,948	$—	$—	$141,544
Operating margin	13.0%				15.0%
Income before income taxes	$124,219	$18,948	$4,410	$—	$147,577
Net income	$88,705	$18,948	$4,410	$(7,283)	$104,780

Diluted earnings per share	$3.76				$4.44
Weighted average diluted shares outstanding	23,597				23,597
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$788,868	$2,757	$—	$—	$791,625
Income from operations	$119,606	$(2,757)	$—	$—	$116,849
Operating margin	13.2%				12.9%
Income before income taxes	$123,541	$(2,757)	$2,467	$—	$123,251
Net income	$87,348	$(2,757)	$2,467	$(166)	$86,892

Diluted earnings per share	$3.62				$3.60
Weighted average diluted shares outstanding	24,137				24,137
_________________________________________________________________________________________
(1)Reflects severance costs, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(2)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(3)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0% for the three and nine months ended September 30, 2025 and 29.5% for the three and nine months ended September 30, 2024.

The tables below reconcile our reported results of operations to adjusted results of operations on a constant currency basis:
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the three months ended September 30, 2025 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$319,949	$—	$1,722	$321,671
Total costs and expenses	$282,907	$(14,251)	$1,323	$269,979
Income from operations	$37,042	$14,251	$399	$51,692
Operating margin	11.6%			16.1%
Income before income taxes	$36,769	$16,398	$411	$53,578
Net income	$26,630	$11,119	$291	$38,040

Earnings per share:
Diluted	$1.15			$1.64
Weighted average shares outstanding:
Diluted	23,209			23,209
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the nine months ended September 30, 2025 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$945,010	$—	$5,948	$950,958
Total costs and expenses	$822,414	$(18,948)	$5,150	$808,616
Income from operations	$122,596	$18,948	$798	$142,342
Operating margin	13.0%			15.0%
Income before income taxes	$124,219	$23,358	$856	$148,433
Net income	$88,705	$16,075	$607	$105,387

Earnings per share:
Diluted	$3.76			$4.47
Weighted average shares outstanding:
Diluted	23,597			23,597
_________________________________________________________________________________________
(1)Reflects non-GAAP adjustments related to restructuring costs, income/loss from other investments, and tax adjustments as described further in the Reconciliation of Reported to Adjusted Results of Operations table above.
(2)Reflects an adjustment to translate foreign currency after the non-GAAP adjustments for the three and nine months ended September 30, 2025 at a constant exchange rate of 0.67 and 0.66 Australian Dollars to U.S. Dollars, which were the average exchange rates for the same periods in 2024.
Liquidity and Capital Resources
At September 30, 2025, we had cash, cash equivalents, and marketable securities of $182.6 million compared to $199.0 million at December 31, 2024 and $222.1 million at September 30, 2024. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at September 30, 2025 and 2024. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. During the nine months ended September 30, 2025 and 2024, we earned interest income of $6.5 million and $9.7 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2025. We had no borrowings outstanding under the Revolving Credit Facility as of September 30, 2025 and September 30, 2024. During the nine months ended September 30, 2025 and 2024, we paid $0.4 million and $3.1 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the nine months ended September 30, 2025 increased to $159.0 million, compared to $153.4 million for the same period in 2024. The increase in net cash from operating activities was primarily driven by higher earnings and non-cash adjustments, partially offset by unfavorable changes in working capital.
Our net cash used in investing activities for the nine months ended September 30, 2025 decreased to $0.5 million, compared to $15.2 million for the same period in 2024. The decrease in net cash used in investing activities was primarily driven by a $28.0 million increase in cash proceeds from marketable securities and other investments, partially offset by a $11.1 million increase in purchases of marketable securities and a $2.7 million increase in capital expenditures. Capital expenditures increased to $32.0 million for the nine months ended September 30, 2025, compared to $29.3 million for the same period in 2024, primarily due to the timing of capital projects.
Our net cash used in financing activities for the nine months ended September 30, 2025 increased to $147.4 million, compared to $114.1 million for the same period in 2024. The increase in net cash used in financing activities was primarily driven by a $89.3 million increase in share repurchases and a $6.2 million increase in net payments for employee stock awards, partially offset by a $61.3 million long-term debt payment during the nine months ended September 30, 2024 and a $0.9 million decrease in cash dividend payments.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first three quarters of 2025. During the nine months ended September 30, 2025, we paid a total of $43.4 million in cash dividends on our common stock, compared to $44.3 million for the same period in 2024. During the nine months ended September 30, 2025, we paid $94.3 million to repurchase shares of common stock in the open market under our repurchase program, compared to $5.0 million for the same period in 2024. As of September 30, 2025, we had $134.2 million remaining in share repurchase authorization to use through December 31, 2025.
For the third quarter of 2025 and 2024, bad debt expense as a percentage of revenue was 4.7% and 4.5%, respectively.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2025, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

We had no outstanding debt under our Amended Credit Facility as of September 30, 2025. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 19.7% of our consolidated revenues for the nine months ended September 30, 2025. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the nine months ended September 30, 2025, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $18.6 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2025 was an increase of $2.8 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
Item 4.   Controls and Procedures
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2025, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On January 21, 2025, NC-SARA initiated its 2025 policy manual modification process with a call for proposals for SARA policy changes. In September, 2025, NC-SARA announced that all four regional compacts had approved nine policy changes, which will be considered by the NC-SARA board on October 23, 2025. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including any that affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
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
On June 23, 2022, the Department of Education released proposed Title IX regulations for public comment, and on October 4, 2022, the Department of Education’s Office for Civil Rights released a resource document for students and institutions addressing pregnancy and related conditions. On April 19, 2024, the Department of Education released its final rule regarding the implementation of Title IX (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states have joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts have granted preliminary injunctions enjoining the Department from enforcing the final rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts have issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer

University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the U.S. Department of Education, vacating the 2024 Title IX Rule as unlawful nationwide. On February 4, 2025, the Department’s Office for Civil Rights issued a Dear Colleague Letter confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
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
If Capella University or Strayer University loses eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Capella University’s three-year cohort default rates for federal fiscal years 2020, 2021, and 2022 were 0.0%. Strayer University’s three-year cohort default rates for federal fiscal years 2020, 2021, and 2022 were 0.0%. The average official cohort default rates for proprietary institutions nationally were 0.0% for federal fiscal years 2020, 2021, and 2022. The federal government’s elimination of the pause on federal student loan payments could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. Among other things related to loan repayment plans, OBBBA requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan (RAP). Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (ICR) plan must transition to a different plan by July 1, 2028. OBBBA also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.
On July 24, 2025, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations implementing OBBBA’s federal student loan-related changes. The committee is scheduled to meet for two multi-day sessions between September 2025 and November 2025.
OBBBA provisions that change repayment plans could affect borrowers’ ability to repay their student loans and could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
The failure by Capella University or Strayer University to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Final regulations that defined misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made. On October 31, 2022, the Department released final Borrower Defense to Repayment regulations, which include among other defenses “substantial misrepresentation,” with a significantly expanded definition of misrepresentation that also includes “omissions of fact.” Specifically, the new rule defines a “misrepresentation” to include any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program. This new definition was effective July 1, 2023; however, it has since been delayed by OBBBA as described below.
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
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. The Department petitioned the Fifth Circuit for panel rehearing, which the Fifth Circuit denied on June 12, 2024. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. On August 8, 2025, on the parties’ joint stipulation, the U.S. Supreme Court dismissed the Department’s appeal. In stipulating to dismissal of the appeal, the Department referenced the effect of OBBBA, which is described below. The case remains with the federal district court on remand. The Company is unable to predict the ultimate outcome of the litigation.
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
The One Big Beautiful Bill Act, signed into law on July 4, 2025, amends the Higher Education Act to delay the effective date of the 2022 borrower defense to repayment rules, including their closed school discharge provisions, until July 1, 2035. OBBBA reinstated the 2019 version of those rules, which took effect July 1, 2020.
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
On September 27, 2023, the Department of Education released final regulations on gainful employment, effective July 1, 2024 (the “2023 Gainful Employment Rule”). The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program in order to maintain Title IV eligibility. The two metrics are 1) a debt-to-earnings ratio that compares the median annual earnings and median discretionary earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program (a program passes if the annual debt-to-earnings ratio is less than or equal to 8% of annual earnings or 20% of discretionary earnings), and 2) an earnings premium test that compares the median annual earnings of graduates from a program that received federal financial aid to an “earnings threshold” based on a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force (a program passes if the median annual earnings exceed the earnings threshold).
In May 2025, the Trump administration filed a brief defending the 2023 Gainful Employment Rule in cases challenging their lawfulness under the Higher Education Act. On October 2, 2025, the U.S. District Court for the Northern District of Texas upheld the Department of Education’s 2023 Gainful Employment Rule, rejecting all legal challenges brought by a group of cosmetology schools and associations. The court affirmed that the rule—designed to assess Title IV eligibility based on graduates’ debt-to-earnings ratios and earnings premiums—was within the Department’s statutory authority under the Higher Education Act and complied with constitutional and administrative law standards. As a result, the 2023 Gainful Employment Rule remains in full effect, and institutions offering programs that fail the rule’s metrics for two out of three consecutive years may lose access to federal student aid. Plaintiffs have until December 1, 2025, to appeal the decision to the Fifth Circuit.
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

OBBBA creates an accountability framework, effective July 2026, that institutions must satisfy at the program level in order for students to continue to receive Federal Direct Loans for such programs. OBBBA requires that an undergraduate program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. OBBBA requires that a graduate or professional program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25–34 with only a bachelor’s degree. Comparator median earnings for graduate or professional programs will be calculated based on Bureau of the Census data for working adults aged 25-34 with only a bachelor’s degree, and will be the lesser of: (i) working adults in the same field of study in the state where the institution is located, (ii) working adults in the same field of study in the United States, or (iii) all working adults in the state where the institution is located. If fewer than 50% of students at the institution reside in the institution’s state, then the median earnings will be calculated based on the lesser of the national average for (i) all working adults or (ii) working adults in the same field of study. Both the undergraduate and graduate/professional accountability provisions apply to the cohort of students who completed the program four years prior, are working, are not enrolled at any institution, and who received Federal Direct Loan funds for enrollment in the program. If a cohort is less than 30 students, the Secretary of Education may aggregate additional years of programmatic data. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility. OBBBA requires that an institutional appeals process be established by the Secretary of Education, and a program’s Federal Direct Loan eligibility will continue during such appeal. Programs that lose eligibility under the accountability framework may reapply for eligibility after two years, consistent with requirements that will be established by the Secretary of Education.
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
The requirements associated with the gainful employment regulations and OBBBA’s accountability framework (which is distinct from and in addition to the gainful employment regulations) may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence and retention. At this time, it is difficult to predict whether our programs will satisfy the gainful employment metrics or OBBBA accountability metrics. Further, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment or OBBBA accountability metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.
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
OBBBA eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is $200,000 minus the amounts borrowed for the professional degree program. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year; the Department plans to release a schedule of reductions for public comment later this year, which institutions will be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond.
Effective July 2026, students with a Student Aid Index that equals or exceeds twice the maximum Pell Grant amount will be ineligible for Pell Grants. A student will also be ineligible for a Federal Pell Grant during any period for which the student receives grant aid from a non-federal source (including states, institutional aid, or private sources) in an amount that equals or exceeds the student’s cost of attendance. Additionally, OBBBA creates Workforce Pell Grants effective July 2026 for students enrolled in eligible workforce programs. Eligible workforce programs must meet a specific definition, including that they are accredited, short-term, career-focused programs (150 to 600 clock hours of instruction over 8 to 15 weeks), which prepare students to pursue one or more certificate or degree programs. In addition, they must be approved by the state governor, aligned with high-demand, high-skill or high-wage jobs, have at least 70% completion and job placement rates, and tuition must be less than the value-added earnings of graduates who received the Workforce Pell Grant. Workforce Pell Grants may not be combined with a regular Pell grant.
Changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, the Company paid $34.3 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $134.2 million as of September 30, 2025, and is available for use through December 31, 2025. A summary of the Company’s share repurchases during the three months ended September 30, 2025 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
July 1 to July 31, 2025	126,760	$78.92	126,760	$158.5
August 1 to August 31, 2025	156,259	78.61	156,259	146.2
September 1 to September 30, 2025	145,818	82.27	145,818	134.2
Total	428,837	$79.95	428,837	$134.2
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
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
On September 2, 2025, Mr. Daniel Jackson, the Company’s Chief Financial Officer, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). This trading plan, which was adopted on March 4, 2025, provided for the sale of up to 59,612 shares of common stock pursuant to the terms of the plan. On September 4, 2025, Mr. Jackson adopted a new Rule 10b5-1 Trading Plan, which provides for the sale of up to 34,250 shares of common stock pursuant to the terms of the plan and terminates on February 26, 2027.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

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
Date: November 6, 2025