Form 10-K
period 2025-12-31
Strategic Education, Inc.
filed 2026-02-27
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion.
The total number of shares of common stock outstanding as of January 30, 2026 was 22,730,391.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2025 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education (“Department of Education” or the “Department”) or other governmental entities, including without limitation action related to Title IV programs, Department of Education staffing levels, borrower defense to repayment applications, gainful employment or similar measures, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand;
•competitive factors;
•risks associated with the opening of new campuses;
•risks associated with the offering of new educational programs and adapting to other changes;
•risks associated with the acquisition of other businesses, including existing educational institutions;
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
We generated revenue of $1.3 billion in 2025. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2025, our three reportable segments consisted of U.S. Higher Education, Australia/New Zealand, and Education Technology Services.
U.S. Higher Education (“USHE”) Segment
Our USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University (the “USHE Universities”), including the Jack Welch Management Institute (“JWMI”) MBA, which is an offering of Strayer University. USHE also offers non-degree web and mobile application development courses through Hackbright Academy (“Hackbright”) and Devmountain, which are offerings of Strayer University.
Student Profile
The following is a breakdown of students by program level enrolled in the USHE Universities as of the 2025 fall term:

Program	Capella University students	Strayer University students	Total USHE students	Percentage of USHE students
Bachelor’s	20,475	24,259	44,734	52%
Master’s	22,391	6,116	28,507	34%
Doctoral	7,827	—	7,827	9%
Associate’s	—	2,928	2,928	3%
Certificate/Other	1,060	250	1,310	2%
Total students	51,753	33,553	85,306	100%
The USHE segment has a very diverse student population. Of the students enrolled in the USHE Universities programs as of the 2025 fall term, approximately 70% were age 31 or older, approximately 72% were engaged in part-time study, approximately 75% of students self-reporting their gender were female, and approximately 61% of students self-reporting their ethnicity were minorities.
The USHE business is seasonal, and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.
Capella University
Founded in 1993, Capella University is an online accredited institution of higher education offering a variety of undergraduate and graduate degree programs, as well as certificate programs, in business, information technology, health care administration, counseling, psychology, human services, education, social work, nursing, and health sciences, primarily delivered to working adults. Capella University primarily focuses on master’s and doctoral degree offerings, with approximately 58% of its students enrolled in such programs.
Capella University is accredited by the Higher Learning Commission (the “Higher Learning Commission” or “HLC”), a higher education institutional accrediting agency recognized by the Department of Education.

Curriculum
Capella University’s educational offerings are competency-based and delivered in two online academic delivery models, known as GuidedPath and FlexPath, both of which are convenient and flexible. Capella University designs its curricula to help working adult students develop specific competencies they can apply in their workplace. The GuidedPath delivery model consists of credit-hour courses offered on a quarterly academic schedule, which coincide with calendar quarters. Capella University also provides new students in most GuidedPath programs the flexibility to begin the first course in their program of study at the beginning of any month. These students then enroll in subsequent courses on a regular quarterly course schedule. Students enroll in one to two courses per quarter depending on the program. Each course has a designated start date, and most courses last for ten weeks.
GuidedPath courses are developed to be asynchronous, allowing students to attend each course according to their weekly schedule. GuidedPath students demonstrate their mastery of competencies through authentic assessments and must participate weekly in discussions and/or respond to questions posed by the instructor and other students. This format provides an interactive experience in which each student is encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in courses each week. Capella University’s online format provides a digital record of student interactions for the course instructor to assess students’ engagement levels and demonstrate required competencies. The course design also includes an assessment of course competencies.
Capella University also offers courses in a second format called FlexPath. The FlexPath delivery model is a form of competency-based education untethered from the traditional credit hour, called direct assessment. In FlexPath, faculty assess students’ mastery of competencies through authentic assessments submitted by students. FlexPath students set their own deadlines, demonstrate competencies via authentic assessment, and move through courses at their speed, allowing them to accelerate or slow down to meet their learning needs and schedule demands.
The primary exceptions to Capella University’s online format are programs that require in‑person or supervised clinical or practicum experiences to meet licensure, accreditation, or professional practice requirements. These students participate in periodic residencies, year-in-residencies, and supervised practica and internships as part of their programs. Residencies typically last four to 12 days and are required, on average, yearly for students in applicable programs. The program in which the student is enrolled determines the length of the supervised practica and internships.
Capella University also offers certificate programs, consisting of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for an undergraduate or graduate degree program, or on a stand-alone basis. Depending on the program, the duration of certificate programs ranges from two quarters to approximately two years.
Faculty
Capella University hires faculty with teaching and/or practitioner experience in their discipline and appropriate academic credentials. The faculty consists of full-time academic administrators as well as core, part-time, and adjunct faculty. The primary responsibilities of full-time academic administrators include monitoring the quality and relevance of curricula, recruiting and managing teaching faculty, and maintaining accreditation standards. School academic leaders supervise faculty. Full-time, part-time, and adjunct faculty teach courses, serve on curriculum or other relevant committees, contribute to curriculum development in their areas of expertise, and serve as comprehensive exam readers and dissertation mentors to doctoral students, along with other assigned responsibilities.
None of Capella University’s employees are a party to any collective bargaining or similar agreement with Capella University. Prior to receiving a teaching assignment, Capella University provides significant training to new faculty members, including an online development program focused on the Capella University approach to effective online teaching, its educational philosophy, teaching expectations, and its online platform. In addition, the university offers all faculty members ongoing professional development and training opportunities.
Organization of Capella University
Overall academic and business decisions of Capella University, including review and approval of the annual financial budget, are directed by its Board of Trustees. Capella University’s By-Laws prescribe that a majority of members be independent from Capella University and the Company to ensure independent oversight of all academic programs and services. Within the academic, strategic, and financial parameters set by the Board of Trustees, Capella University is managed daily by the Capella University President. The President is responsible for overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers. Additionally, the Boards of Trustees of

Capella University and Strayer University are independent of each other and from the Board of Directors of Torrens University, and have no overlapping members.
Outreach
Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective students, generate inquiries for enrollment, and stimulate referrals from current students and graduates. These marketing activities include online advertising (display, social, mobile, search, and through aggregators), television, email, and direct mail advertising campaigns. Additional marketing efforts include supportive outreach to current students, participation in seminars and trade shows, and the development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations.
Student Admissions
Capella University designs its admission process to broaden access for prospective students seeking the benefits of post-secondary education while also providing feedback to students regarding their ability to complete their chosen program successfully. Generally, students must complete an orientation to online education and a skills assessment before beginning their first course, which helps the university understand each students’ specific needs and readiness. Students must also successfully complete the first course in their program of study to continue their education.
Students enrolling in bachelor’s programs must have a high school diploma or a General Educational Development (“GED”) certificate and demonstrate college‑readiness during the first course of their program of study. Applicants to undergraduate programs who do not have transferable credits from an accredited higher education institution may meet admission requirements through Capella University’s Sophia Admissions Pathway, which allows students to qualify by successfully completing designated no‑cost, self‑paced online courses prior to enrollment. Students enrolling in graduate programs must have the requisite undergraduate academic degree from an accredited institution and a specified minimum grade point average. In addition to standard admission requirements, Capella University requires applicants to some programs to provide additional application material and information and/or interview with and be approved by faculty.
Tuition and Fees
Capella University’s tuition rates vary by discipline, program length, and degree level. Students enrolled in GuidedPath credit hour programs are charged tuition on a per course or per term basis. Students enrolled in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the student registers. Tuition for FlexPath bachelor’s, master’s, and doctoral programs is priced at a flat, fixed amount for each 12-week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Students in credit hour certificate programs are charged tuition on a per course basis. Tuition rates are reviewed at least annually. Year-over-year tuition adjustments are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations.
Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships. Throughout the past several years, Capella University has expanded and refined its offering of student success scholarships under various programs to promote affordability and encourage students to remain enrolled. Eligible students must meet admission requirements, enroll, and apply within specified timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. Capella University has also introduced tuition cap pricing for certain programs, wherein tuition is waived once the student has reached the designated dollar cap threshold for their program, regardless of how many credits the student takes or how long it takes the student to complete their degree.
Career Development Services
Capella University offers career counseling, job search advising, and career management support to all students and alumni. Career counselors communicate with students and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development; curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources are available to help students gather occupational information and trends, access job postings and view sample job search documents. Enrollment specialists are available to assist prospective students in selecting the Capella University program and specialization that best suits their professional aspirations.

Strayer University
Founded in 1892, Strayer University is an accredited institution of higher education offering undergraduate and graduate degree programs in business, criminal justice, education, health services, information technology, and public administration, primarily online, but also at physical campuses, predominantly located in the eastern United States. By offering both online and on-campus options, Strayer University provides working adult students with flexible and convenient pathways to completing their degrees. Strayer University also offers an online MBA program through JWMI. JWMI is a Top-10 Princeton Review-ranked online MBA program. Strayer University also offers non-degree web and mobile application development courses through Hackbright and Devmountain.
Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), a higher education institutional accrediting agency recognized by the Department of Education.
On September 8, 2025, Media Design School at Strayer (“MDS”) became a wholly owned subsidiary and international additional location of Strayer University and is included within Strayer University’s Middle States accreditation. NZQA approved the transaction and MDS continues to operate as a New Zealand private training establishment. A description of the operations and characteristics of MDS appears under “Australia/New Zealand (“ANZ”) Segment” below because MDS remains part of that segment for financial reporting purposes.
Curriculum
Strayer University offers business, information technology, and professional curricula designed to equip students with specialized and practical knowledge and skills for careers in business, industry, and government. Academic leaders regularly review and revise Strayer University’s course offerings to improve its educational programs and respond to competitive changes in job markets. Strayer University evaluates new programs and degrees to stay current with the needs of students and their employers.
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
Faculty
Strayer University hires faculty who hold appropriate academic credentials, are dedicated and active professionals in their fields, and are enthusiastic and committed to teaching working adults. Strayer University’s faculty includes both full-time and part-time members. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts on teaching and student support, not on research and/or publishing. Certain high-performing faculty have been promoted into what Strayer University refers to as “10x” teaching roles, where they are provided with technology and support resources that enable them to teach much larger class cohorts than was previously possible.
None of Strayer University’s employees are a party to any collective bargaining or similar agreement. Strayer University provides financial support for faculty members seeking to enhance their skills and knowledge through a professional development funding program that reimburses eligible faculty and deans for continuing their education and completing courses, seminars, and various programs that enhance their current credentials and knowledge base. Strayer University also conducts annual in-house faculty workshops in each discipline.
Organization of Strayer University
Overall academic and business decisions of Strayer University, including review and approval of the annual financial budget, are directed by its Board of Trustees. Strayer University’s By-Laws prescribe that a majority of members be independent from Strayer University and the Company to ensure independent oversight of all academic programs and services.

Within the academic, strategic, and financial parameters set by the Board of Trustees, Strayer University is managed daily by the Strayer University President. The President is responsible for overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers. Additionally, the Boards of Trustees of Capella University and Strayer University are independent of each other and from the Board of Directors of Torrens University, and have no overlapping members.
Outreach
Strayer University engages in a broad range of activities to inform working adults and their employers about its academic programs and to identify potential students. These activities include direct, digital, and social media marketing, marketing to existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct, digital, and social media marketing) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at various conferences and expos, as well as at transfer days at community colleges. Recommendations from its alumni network also maintain and enhance Strayer University’s reputation and promote its quality education. Its business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. Strayer University records inquiries in its database and tracks them through to application and registration. Additionally, information about new programs is provided to students and alumni to encourage them to return for further education.
Student Admissions
Students attending Strayer University’s undergraduate programs must possess a high school diploma or a GED. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to give them the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math early in their program of study.
International students applying for admission must meet the same admission requirements as other students. Those whose native language is not English must provide evidence that they are able to use the English language with sufficient proficiency to perform college-level work in an English-speaking institution.
Tuition and Fees
Strayer University charges tuition by the course. Tuition rates vary based on degree level and program. In addition, tuition rates may vary in states with specific regulations governing tuition costs. Tuition rates are reviewed at least annually. Year-over-year tuition adjustments are specific to the degree level or program and depend on market conditions, program differentiation, or changes in operating costs associated with the degree level or program.
Strayer University offers scholarships and tuition discounts to students under a variety of programs and through various corporate and government sponsorship and tuition reimbursement arrangements. One such program is the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying undergraduate students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains enrolled in the program. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. However, students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
Career Development Services
Strayer University actively assists its students and alumni with career-related matters. The focus of the career center is to provide career guidance and resources to help students and alumni reach their educational and professional goals. Services are delivered through various media including online, in person, recorded video, books, periodicals, and telephone. The services provided include career webinars, recorded seminars, career teleconferences, career advising, and resume review.
Australia/New Zealand (“ANZ”) Segment
Our ANZ segment is comprised of Torrens University, Think Education, and MDS (collectively the “ANZ Entities”).
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
MDS is a private training establishment (“PTE”) for creative and technology qualifications in New Zealand. MDS offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media, artificial intelligence, and creative advertising. MDS is accredited in New Zealand by the New Zealand Qualifications Authority (“NZQA”), the organization responsible for the quality assurance of non-university tertiary training providers. On September 8, 2025, MDS became a wholly owned subsidiary and international additional location of Strayer University and is included within Strayer University’s Middle States accreditation. NZQA approved the transaction and MDS continues to operate as a New Zealand PTE. MDS continues to be part of our ANZ reportable segment.
Student Profile
The following is a breakdown of students by program level enrolled in the ANZ Entities as of December 31, 2025:

Program	Total ANZ students	Percentage of ANZ students
Bachelor’s	9,836	50%
Master’s	4,193	21%
Doctoral	242	1%
Associate’s	8	*
Certificate/Other	5,235	28%
Total Students	19,514	100%
___________________________________________________________
*Represents less than 1%.
The ANZ Entities have a diverse student population. Of the students enrolled at the end of 2025, approximately 31% were age 31 or older, approximately 19% were engaged in part-time study, approximately 63% of students self-reporting their gender were female, and approximately 1% were Aboriginal or Torres-Strait Islanders.
Students attending the ANZ Entities primarily consist of recent high school graduates as well as working and non-working adults. The student population includes domestic students, representing citizens or permanent residents of Australia and New Zealand, and international students. Of the students enrolled at the end of 2025, approximately 55% were domestic students, and approximately 45% were international students attending classes in person (typically on a student visa), at a foreign partner campus, or online.
Curriculum
The ANZ Entities offer undergraduate, graduate, higher degree by research, and specialized degree courses as well as vocational programs. The variety of educational programs offered include both accredited and non-accredited courses that are offered online, in person at physical campuses, or a combination of online and in person. The ANZ Entities have strong industry partnerships and design the majority of their courses in collaboration with these industry partners. Further, a significant portion of the teaching staff also work in the industry related to the subject/discipline in which they teach and are therefore industry-connected subject matter experts.
The majority of students enrolled in ANZ Entities enroll in trimesters, lasting 12 weeks and commencing at approximately mid-February, early June and mid-September. Students generally enroll in one to three subjects per trimester, depending on their mode of study, and for international students, depending on minimum load requirements attached to their visa. Students are assessed in full each trimester, and may re-enroll into further subjects in subsequent trimesters.
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
Faculty
The faculty at ANZ Entities consists of both full-time and part-time members. In Australia and New Zealand, the primary qualification faculty members must have to teach at an institution of higher education is a degree that is at least one level higher than the relevant discipline they are teaching, in order to demonstrate their advanced skills, knowledge and understanding of the subject matter.
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
Organization of the ANZ Entities
Each ANZ entity has a local Governing Board, as well as an Academic Board that oversees all three entities. The Governing Board meets at least quarterly and provides oversight of the management of the entities, which includes providing input into strategic direction, risk management, academic governance, reporting and disclosure, performance, corporate governance and delegations. The Academic Board, on delegated authority from the Governing Boards, has principal responsibility for quality assurance of all academic activities of the entities, including the maintenance of high standards in teaching and scholarship. The Executive Leadership team oversees the operational leadership and strategic direction of the entities with clear delegations and direction from each of the institution’s Governing Boards.
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
Student Admissions
Torrens University and Think Education (Australia)
Torrens University and Think Education admit students in accordance with the principles of academic merit, fairness, transparency, access and equity. Admission decisions are made to ensure applicants have a reasonable prospect of successfully completing their chosen course, recognizing that capability may be demonstrated through a range of pathways. Course admission requirements may include general institutional criteria, course-specific prerequisites, English language proficiency standards, and additional regulatory or professional body requirements. Entry to undergraduate higher education courses may be based on formal qualifications, prior vocational or higher education study, and/or relevant work or life experience. Postgraduate applications are assessed on an individual basis to determine an applicant’s capacity to undertake advanced study in the relevant discipline.

Students enrolling in a Vocational Education and Training (“VET”) course must meet the minimum admission requirements, including any course-specific entry requirements and applicable English language proficiency standards. Entry requirements for VET courses are informed by the relevant Training Package. Domestic applicants seeking access to VET Student Loans will be assessed to determine their aptitude to successfully complete the qualification and may be required to demonstrate additional core skills or academic readiness in accordance with legislative and regulatory requirements.
MDS (New Zealand)
Students enrolling in undergraduate courses at MDS must have formal academic qualifications from a secondary or tertiary-level school. The specific entry requirements are program-specific and may include interviews, portfolios, work and life experience, informal and non-formal learning, or a combination of these methods. Students enrolling in graduate level courses must demonstrate their capacity to undertake postgraduate studies in their proposed field. The admission requirements are program-specific and may include formal qualifications, extensive relevant professional experience, or a combination of formal qualifications and relevant professional experience. In addition, applicants must provide evidence of meeting the English language proficiency level required by each program.
Tuition and Fees
The ANZ Entities set tuition by course and the tuition is billed by enrolled subject, which varies depending on the discipline, award level, and length of program. Tuition rates are reviewed at least annually, with adjustments influenced by market conditions, changes in operating costs and competitor activity. In addition, the ANZ Entities offer a range of scholarships and discounts to students that are both merit-based and based on specific circumstances. The majority of scholarships are offered to new international students and targeted to particular geographical regions or specific disciplines or courses as a means of enhancing accessibility and affordability.
Career Development Services
Careers Connect is a digital platform available to all students. Careers Connect enables students to access resume and cover letter reviews and apply for jobs, volunteering opportunities, fieldwork placements, internships and other work integrated learning. The platform also provides an online resource library featuring practical templates and guides, virtual mock interviews, and registration for industry events and workshops. In addition, the ANZ Entities work closely with industry partners to offer a wide range of on-campus recruitment events, expos, trade fairs, and professional development opportunities, helping students build industry connections and work readiness.
Education Technology Services (“ETS”) Segment
Our ETS segment supports employers and working adult learners through a portfolio of technology‑enabled education solutions. These solutions are designed to expand access to affordable, career‑relevant learning. ETS initiatives continue to grow in scale, driven by increased employer‑affiliated enrollment and broader adoption of our technology platforms.
Employer Partnerships
A core component of our ETS segment is the development and management of strategic employer partnerships. These relationships enable employers to offer education benefits designed to build workforce skills, improve retention, and support internal career mobility. Our employer network continues to grow, with employer‑affiliated enrollment now comprising more than 32% of enrollments within our USHE segment. This growth reflects increasing corporate participation in tuition assistance and upskilling programs and has contributed meaningfully to the enrollment channel for Capella University and Strayer University.
These partnerships are structured to meet employers’ talent‑development objectives, drawing on our experience in employer‑focused education solutions and our broad portfolio of degree and non‑degree learning options.
Sophia Learning
Sophia Learning is our platform that offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities. Following a flexible, intuitive learning model, Sophia enables learners to access courses from nearly any device, on their own schedule. Courses are designed to transfer to more than 100 partner institutions, giving learners a low‑friction path to accelerate degree progress while reducing overall educational cost. Sophia is offered through a subscription-based model that provides learners access to a broad catalog of self-paced courses.

Sophia continues to be a significant driver of growth within ETS. Recently, Sophia has seen consistent year‑over‑year growth in both revenue and subscriber count, reflecting increasing adoption across employers and adult learners seeking affordable pathways to degree completion.
Workforce Edge
Workforce Edge is our education benefits administration platform that enables employers to manage and streamline their education benefits programs. The platform offers a full‑service solution with automated workflows, progress tracking, custom reporting capabilities, and dedicated account management support. Workforce Edge also provides access to a curated catalog of degree, certificate, and workforce‑aligned programs through a network of education providers, with optional out‑of‑network access.
Workforce Edge has continued to expand its reach, now supporting a total of 80 employer partners. These partnerships help employers fill skill gaps, build workforce‑aligned learning pathways, and reduce administrative complexity, while providing improved transparency, talent‑development insights, and measurable outcomes. Workforce Edge also enables employees to access and use education benefits more easily through a single platform.
Industry Background
The United States market for post-secondary education is large, fragmented, and highly competitive. Controversy about the cost of higher education, the time commitment required to obtain a degree, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. At the same time, institutions continue to operate in a dynamic environment influenced by demographic shifts, evolving employer needs, and ongoing public policy debates related to access, affordability, and student outcomes. The industry also remains heavily dependent on the continued availability of funding under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in or changes to such funding could negatively affect demand for post-secondary education.
According to estimates released by the National Student Clearinghouse Research Center, total post‑secondary enrollment in the fall of 2025 was approximately 19.4 million students, representing a 1.0% year‑over‑year increase and the third consecutive annual rise in total undergraduate and graduate enrollments across combined higher education sectors. Approximately 0.9 million of these students attended proprietary institutions; however, enrollment at private for‑profit institutions declined approximately 1.2% in the fall of 2025, marking the first annual decrease since 2021.
Notwithstanding weaker demand dynamics in recent years, including adverse impact from the COVID-19 pandemic, we believe that over time, demand for post-secondary education among working adults in the United States will continue to grow as a result of demographic, economic, and social trends. According to data published by the U.S. Census Bureau approximately 64.0 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 32.2 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively influence demand for our programs include:
•increasing employer demand for specific types of professional and skilled workers;
•expansion of employer provided tuition assistance programs as a mechanism to attract and retain employees;
•growth in the number of U.S. high school graduates from approximately 3.4 million in 2010 to an estimated 3.9 million in 2025, according to the Western Interstate Commission for Higher Education;
•the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;
•a number of initiatives underway to reduce the cost of a post-secondary education;
•growing adoption of and demand for flexible online and hybrid learning models that support working adults; and
•continued demand from working adults for programs offered by accredited institutions.
Prior to the COVID-19 pandemic, the Australian higher education market experienced consistent annual enrollment growth. However, Australia’s border closure in early 2020 and subsequent student visa processing delays after borders reopened in early 2022 contributed to total Australian university enrollment declines of 1.3% and 3.2% in 2021 and 2022, respectively, driven largely by declines in international student enrollments. In 2023 and 2024, Australia higher education enrollments rebounded, increasing 3.2% and 4.7%, respectively, largely due to a significant rise in international student enrollments following the reopening of Australia’s borders. In response to this strong growth in international students, which contributed to record levels of migration into Australia, the Australian government has implemented measures to limit the number of international students permitted to enroll at an Australia institution. Any enrollment caps or other restrictions intended to manage migration levels could negatively impact the Australian higher education market.
Competition
The post-secondary education market is highly competitive, with no private or public institution holding a significant market share. Capella University, Strayer University, and Torrens University (the “Universities”) compete with a broad array of providers, including traditional public and private two- and four-year degree-granting accredited institutions, other proprietary degree-granting accredited schools, vocational education organizations, and alternatives to higher education, such as direct employment and military service. We also face competition from non-traditional, credit-bearing and noncredit-bearing education programs offered by proprietary, public, and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As a greater number of traditional colleges begin providing alternative learning modalities, we face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence and colleges in states that offer various forms of “free college” programs. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.
We believe the key factors affecting our competitive position include the quality and relevance of our academic programs, the quality of our student support services, our reputation among students, employers, and the broader marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platforms, the time commitment required to complete our programs and obtain a degree, the quality and size of our alumni base, our partnerships with employers, and our relationship with other learning institutions.
Company Strengths
We have a strong track record of providing practical and convenient education programs and solutions for working adults, employers, and recent high school graduates. We believe the following strengths position us to capitalize on the demand for post-secondary education:
•Focus on innovation. We value innovation and actively invest in the educational experience to improve student success and employment outcomes, while addressing key challenges such as affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities through the FlexPath learning model, Strayer University’s video, simulation and content and student support capabilities, and Torrens University’s virtual career expo are examples of this drive to transform education delivery and learning for working adults. The Universities leverage these transformational capabilities to provide high quality, easily accessible, and affordable educational programs to students.
•Consistent operating history. Strayer University, Capella University, and Torrens University have been in continuous operation since 1892, 1993, and 2013, respectively, and all three institutions have demonstrated an ability to operate consistently and grow profitably. As a combined global Company, we have further strengthened this track record through more diversified product offerings, a balanced revenue mix, financial and operational synergies, and greater scale.
•Practical and diversified programs. We offer programs in practical areas of adult education. To keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational offerings. We have a diversified program portfolio that includes Strayer University’s primarily undergraduate programs in business, criminal justice, and information technology, and an online MBA program offered through JWMI; Capella University’s primarily graduate-focused, competency-based programs in healthcare and counseling, including a robust doctoral portfolio; and ANZ’s certificate and degree programs offered through Torrens University, Think Education, and MDS, including post-graduate programs in business administration, information systems and public health, Torrens University’s Blue Mountains International Hotel Management and Billy Blue Design schools, accredited nursing bachelor’s degree, and award-winning creative and digital technology qualifications. This program diversity helps us better meet the educational needs of students in today’s workforce.
•Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities. We provide high quality student support services such as advising, writing, tutoring and research support; administrative services; library services; financial aid counseling; and

career counseling. We leverage data and analytics to create personalized student experiences, which are reflected in our persistence improvements and continued high student satisfaction.
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
•Established brand names and alumni support. Capella University and Strayer University are established brand names in post-secondary adult education. Their students and graduates are effective ambassadors of both brands through their work at companies across corporate America and, along with our growing alumni networks, foster greater brand awareness and additional referral opportunities for new students. ANZ continues to build the reputation and brand awareness of Torrens University through the success of its students and graduates, its research programs and its relationships with key industry partners, while also leveraging existing strengths in its established college brands, including Think Education and MDS.
Company Strategy
Our goal is to be a leading innovator and provider of career-relevant and meaningful education programs that prepare students for advancement in their careers and professional lives, and promote economic mobility. We have identified the following strategic priorities as key to achieving our goal:
•Improve student success. Our success depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. To improve student success, we must continue to hire outstanding faculty, produce high quality and relevant academic content, and employ cutting edge technology that enables us to deploy faculty and content more efficiently and effectively. We also continue to enhance our use of analytics and digital instructional tools to strengthen learning outcomes.
•Enhance student experience. Our students are predominantly working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we strive to ensure that every interaction with students is productive, and we continually look for ways to serve them better. This initiative includes leveraging technology, including artificial intelligence and automation, to enhance student support in advising, tutoring, registration, campus and online technology, and administration. We measure our performance through student surveys, focus groups, and through metrics such as persistence, continuation, and return on student investment.
•Address affordability. Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, we have implemented various initiatives to make our programs more affordable. For example, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. Additionally, through the Learn and Earn Scholarship (formerly known as the Graduation Fund) at Strayer University, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a degree. The free courses earned are redeemable in a student’s final academic year. The Universities have also instituted various other tuition reductions and scholarships. Through Sophia Learning, we provide low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities, which can dramatically lower the cost of getting a degree. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We are also focused on deploying more robust technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition.
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
•Maintain a high performing, innovative, and adaptable culture. In order to remain a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We encourage all employees to be innovative in their way of thinking and adaptable to change. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.
Human Capital Resources
At SEI, we believe our long-term growth and success depend on our ability to attract, develop and retain talented employees and foster a great place to work.
The table below summarizes our full-time and part-time employees (excluding contractors) as of December 31, 2025:

	Total employees worldwide	In the United States	Outside of the United States
Full-time
Faculty	568	276	292
Non-faculty staff	3,115	2,553	562
Total full-time employees	3,683	2,829	854
Part-time
Faculty	2,079	1,505	574
Non-faculty staff	372	188	184
Total part-time employees	2,451	1,693	758
SEI is committed to operating transparently and with the highest standards of integrity. Our guiding principles and leadership behaviors ground us as we continue to build a high-performance culture and focus on creating value for our students, employer partners and shareholders every day. The Company embeds the following principles and values in everything we do:
•Customer Centricity. We are mission-driven. We are dedicated to helping our working adult students advance their careers and to helping our employer partners tackle evolving skills gaps.
•High Standards. We operate with the utmost integrity and strive for excellence and continuous improvement.
•Global Mindset. We encourage enterprise thinking and continuously expanding our worldview.
•Innovative Solutions. We encourage challenging the status quo and we embrace a broad range of perspectives.
•Great People Leaders. We believe every SEI employee has the right to work for a great leader.
•Inclusive Teamwork. We thrive on collaboration and believe teamwork fuels innovation and success.
•Transparency. We share what we know when we know it and seek and act on employee feedback.
•Continuous Learning. We invest in our own development and provide career growth opportunities.
•Health & Wellbeing. We believe in work-life flexibility and support physical, mental, and financial wellbeing.
•Authenticity. We honor each person’s uniqueness and the common threads that connect us.
•Community Service. We give back and celebrate those who help make our communities stronger.

We are dedicated to attracting, developing and retaining top talent. SEI offers compensation and benefits that are market-competitive and performance-based (in accordance with Department of Education regulations). The compensation programs and policies reflect the Company’s commitment to reward performance that aligns with its values and priorities. SEI offers a comprehensive benefits package focused on ensuring our employees are empowered to maintain a healthy work-life balance, a healthy living lifestyle, and financial wellbeing. SEI’s benefits package includes traditional health and wellness benefits, as well as programs to assist employees in accumulating wealth through the Company sponsored 401(k) Plan and Employee Stock Purchase Plan in the United States and through the Company’s contributions to the superannuation fund on behalf of employees in Australia. The Company also provides generous paid time off, a wellness plan, paid parental and military leave, as well as giving back and volunteer time.
SEI is committed to fostering an inclusive, collaborative and high-performance culture that fosters innovation and enables our employees to contribute fully and grow their careers. The Company provides opportunities for eligible employees and dependents to attain and enhance their career goals through our Tuition Assistance Program, offering generous financial support for undergraduate and graduate courses at our universities and through our Sophia Learning platform. In addition, the Company provides support for faculty members and employees seeking to enhance their skills and knowledge through professional development opportunities and continuing education. Online learning resources are available that cover a broad range of skills, including Artificial Intelligence and technology skills, leadership and professional development, innovation and problem-solving, customer service and communications. The Company has also prioritized identifying high-performing employees to accelerate their development and foster a strong succession pipeline.
Recurring organization health surveys offer employees a way to share feedback with senior leaders on priorities, leadership culture, and the workplace, and are used to shape Company goals. The executive leadership team hosts frequent Company-wide town hall meetings and mentoring sessions that inform employees about the Company’s initiatives and results and provide insight on skills and attributes that drive success. The Company also supports numerous opportunities to strengthen employee engagement, including community and employee network groups which foster community and connection at SEI.
Environmental Responsibilities
The Company maintains physical locations to support our employees and students and is committed to managing our facilities in a way that reduces energy consumption, water usage, and waste generation.
•The Company continues to pursue its goal of reducing the size of its physical footprint, and reduced its overall real estate at the end of 2025 by more than 25% compared to the square footage occupied at the end of 2024, by implementing more efficient workspace design and eliminating underused facilities.
•Capella University and Strayer University offer robust online curriculums, with 100% of instruction delivered online at Capella University and the majority of instruction delivered online at Strayer University. This online curriculum gives students the ability to access and complete coursework online, reducing the need for physical space and commuting, which in turn reduces energy, water usage, and waste generation.
•Much of our workforce is accustomed to working remotely, again reducing the need for physical space and commuting, which in turn reduces energy, water usage, and waste generation.
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
•Our MDS campus in Auckland, New Zealand is located in a 6 Star Green Star rated building, which represents leadership in environmentally sustainable building practices.
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

•The Company has recycling programs within operations in the U.S., Australia, and New Zealand to encourage employees to recycle products, including a national contract with a document management company which provides corporate and campus locations with shredding bins on-site to allow business materials to be recycled. In 2023, 2024, and 2025 the Company securely recycled approximately 8, 7, and 7 U.S. short tons of paper, respectively.
Information About Our Executive Officers
For a description of Strategic Education, Inc.’s senior management, see the biographical information set forth in Item 10 below, which is incorporated herein by reference.
Intellectual Property
In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or by other distance-learning means, and business know-how and internal processes and procedures developed to respond to the requirements of our operations and various education regulatory agencies. In many instances, our course content is produced for us by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty-fee basis.
We also claim rights to certain marks and have obtained or have pending applications in the U.S. and select foreign jurisdictions for registration of the marks, including the marks “CAPELLA” and “STRAYER” for educational services, and certain other distinctive logos, along with various other trademarks, service marks and domain names related to our offerings. In addition, we have the rights to trade names, logos and other intellectual property specific to our international institutions including “Torrens University Australia,” “Think Education Group,” and “Media Design School at Strayer,” in the countries in which those institutions operate.
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
One Big Beautiful Bill Act (“OBBBA”)
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
OBBBA eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students, OBBBA maintains existing loan limits of $20,500 annually for unsubsidized loans in the Direct Loan Program; for professional students enrolled on or after July 1, 2026, OBBBA raises the annual limits to $50,000. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is generally $200,000 minus the amounts borrowed for the professional degree program. With respect to professional students, the aggregate graduate loan limit is generally $200,000 minus certain other previously borrowed amounts, including certain subsidized loans and amounts borrowed as a graduate student, if applicable. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year. The Department initially indicated in July 2025 that it planned to release a schedule of reductions for public comment later in 2025, which institutions would be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond. However, in connection with negotiated rulemaking, consensus was reached in November 2025 on regulatory text that would establish loan eligibility at the time of disbursement using an agreed calculation for less than full-time students, and proposed regulations were released in January 2026.
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
Among other things related to loan repayment plans, OBBBA requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan (“RAP”). Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (“ICR”) plan must transition to a different plan by July 1, 2028. OBBBA also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.
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
The Department of Education convened two negotiated rulemaking committees to consider regulations to implement provisions of OBBBA and related Trump administration priorities, as detailed in the “Negotiated Rulemaking” section below.
U.S. Department of Education
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it maintains physical presence, as defined by the state, and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Capella University is considered a single institution of higher education. Strayer University and all of its campuses are also considered a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Both Capella University and Strayer University are currently certified to participate in Title IV programs.
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
In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020 (the “State Authorization and Accreditation final rule”). The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction. For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. The rule also repeals the strict geographic scope of institutional accreditors. Beginning in January 2024, the Department convened a negotiated rulemaking committee to consider new proposed regulations on accreditation; the Department terminated the negotiated rulemaking process without any regulatory changes in December 2024. On January 26, 2026, the Department announced its intent to establish the Accreditation, Innovation, and Modernization negotiated rulemaking committee to develop proposed regulations on accreditation-related topics; the Department anticipates the committee will convene April-May 2026.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. On May 31, 2023, the Department of Education, acting on the recommendation of NACIQI, renewed its recognition of the Higher Learning Commission for a period of five years and required it provide a monitoring report regarding one item of substantial compliance, and continued the current recognition of the Middle States Commission for one year, requiring a compliance report regarding one item of noncompliance. In December 2025, NACIQI voted unanimously to recommend that the Senior Department Official accept the staff recommendation, with recognition continuing for the five-year period to 2028. A final decision is expected by March 2026.
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
In addition to institutional accreditation, Capella University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: Commission on Accreditation of the American Psychological Association; Commission on Collegiate Nursing Education; Computing Accreditation Commission of the Accreditation Board for Engineering and Technology; Accreditation Council for Business Schools and Programs; Council for Accreditation of Counseling and Related Educational Programs; Council for the Accreditation of Educator Preparation; Commission on Accreditation for Marriage and Family Therapy Education; Council on Social Work Education; Council for Standards in Human Services Education; National Security Agency and U.S. Department of Homeland Security; Project Management Institute - Global Accreditation Center for Project Management; and Society for Human Resource Management.
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
Strayer University went through a period of reaffirmation of accreditation that began in 2015 and lasted through June 2017, when Middle States reaffirmed Strayer University’s accreditation. Strayer University’s next periodic evaluation is currently underway and is scheduled to be completed in 2026.
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
U.S. State Education Licensure
Licensure of Physical Campuses
The Higher Education Act and certain state laws require Capella University and Strayer University to be legally authorized to provide educational programs in the states and countries in which the universities are physically located or otherwise have a physical presence as defined by the jurisdiction.
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
Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer University’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2025: Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Washington, D.C., and Auckland, New Zealand.
Capella University and Strayer University will be subject to similar extensive regulation in those additional states in which we may physically expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce new and existing educational programs or establish new campuses.
On October 29, 2010, the Department of Education adopted regulations, effective July 1, 2011, that set requirements on states for their authorization of schools for purposes of Title IV eligibility. We believe that every state and region above in which Capella University and Strayer University are authorized has processes in place that comply with these requirements.
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
Various regulations regarding state authorization of distance education have been issued in recent years. On December 19, 2016, the Department issued final regulations addressing state authorization of distance education, which became effective on May 26, 2019 (the “2016 Rule”). These regulations included, among other things, the requirement that an institution offering Title IV-eligible distance education or correspondence courses be authorized by each state in which enrolled students reside, if such authorization is required by the state. Institutions could obtain such authorization directly from the state or (except in

California) through a state authorization reciprocity agreement. The regulations defined a state authorization reciprocity agreement as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. The regulations also required institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.
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
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020 (the “2019 Rule”). The rules maintain the requirement from the 2016 Rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements. An institution must also provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if the institution has not determined whether the program meets such requirements for a given state. Whereas the disclosure requirements in the 2016 Rule apply only to distance education programs, the disclosure requirements in the 2019 Rule apply to both campus-based and online programs. The disclosure rules have been modified by Department of Education regulations effective July 1, 2024, as described below.
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
State Authorization Reciprocity Agreement
Varying state regulations, fees, and paperwork embedded in the many different state approaches to regulation of post-secondary institutions have historically limited the ability to grow across state lines to offer students high-quality choices for education and have hindered national workforce initiatives. As a solution to the ever-growing complexity of the regulatory oversight of institutions of higher education on a state-by-state basis, the State Authorization Reciprocity Agreement (“SARA”) has emerged to aid in the advancement of distance education. SARA’s coordinating entity is the National Council for State Authorization Reciprocity Agreements (“NC-SARA”).
SARA is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state, while also facilitating more effective and efficient oversight and monitoring processes nationally for the benefit of states and institutions. On March 6, 2015 and December 2, 2016, respectively, Capella and Strayer Universities became participants in SARA. As participants in SARA, the universities may offer online courses and other forms of distance education to students in any participating SARA state in which the universities do not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond their home states (Minnesota and Washington, D.C., respectively). The universities’ home states, in turn, will continually monitor the institutions’ compliance with SARA standards. With this initiative, the universities are able to expand distance education offerings with increased consistency and ease. The only state that does not currently participate in SARA is California.
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
Professional licensure requirements vary by state and may change over time. Capella University has a team dedicated to professional licensure that works directly with students. The licensure team develops and maintains extensive resources to inform students of unique state licensing requirements prior to enrollment and throughout their program, including delivering direct disclosures to students in licensure-track programs as required by the Department of Education. Capella University’s catalog and websites also describe the requirements for obtaining professional licensure, paired with specific disclaimers that reiterate student responsibility for licensure outcomes.
Pursuant to new Department of Education administrative capability regulations, that took effect July 1, 2024, in each state where an institution is located, students enrolled by the institution are located, or students attest that they intend to seek employment, the institution must determine that each program eligible for Title IV: (i) is programmatically accredited if the state or a Federal agency requires such accreditation, including as a condition for employment in the occupation for which the program prepares the student; (ii) satisfies the applicable educational requirements for professional licensure or certification requirements in the state so that a student who enrolls in the program, and seeks employment in that state after completing the program, qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter; and (iii) complies with all state laws related to closure, including those concerning record retention, teach-out plans, and tuition recovery funds or surety bonds. Institutions may not enroll for Title IV purposes a student located in a state in which the program does not meet such requirements, unless at the time of initial enrollment the student attests their intent to seek employment in another state that would satisfy such requirements. In addition, institutions must provide students within 45 days of successful completion of required coursework, geographically accessible clinical or externship opportunities related to and required for completion of the credential or licensure.
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
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of approximately $29,921 for non-public domestic institutions for 2025-2026. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of approximately $1,169 per month, half the national average amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.
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
Capella University and Strayer University participate in DOD military tuition assistance programs under Memoranda of Understanding (“MOU”). Strayer University’s current MOU was executed on September 4, 2024 for a five-year period. Capella University’s current MOU was executed on September 26, 2024 for a five-year period. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, Capella University and Strayer University agree to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.
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
•Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program, the Department of Education makes loans directly to students and their parents. Undergraduate students who demonstrate financial need may qualify for a subsidized loan. The federal government pays the interest on a subsidized loan while the student is in school and during any approved periods of deferment, after which the student’s obligation to repay the loan begins. Unsubsidized loans are available to undergraduate students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan, as well as graduate students (subject to certain limitations).
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
Program Participation Agreement (“PPA”)
Each institution participating in Title IV programs must enter into a PPA with the Department of Education. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On December 13, 2021, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through September 30, 2025. On April 18, 2023, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with full certification through September 30, 2025. Capella University and Strayer University both timely submitted applications for PPA recertification and, per Department of Education guidance, continue to operate under full certification until which time the Department processes each institution’s application.
Regulations effective July 1, 2024 require PPA signatures from entities that have direct or indirect ownership of an institution if such entities have the power to exercise control over the institution. Co-signers agree that they are jointly and severally liable for the participating institution’s Title IV liabilities. On January 16, 2026, the Department of Education

announced that in response to a legal challenge, it would not enforce the co-signature requirement as reflected in the regulations. Instead, the Department will consider whether co-signatures are required on a case-by-case basis when the Secretary determines that such signatures are necessary to protect the financial interest of the United States, consistent with the statutory requirement.
Provisional Certification
In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its PPA, which typically require, among other things, approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration, and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action.
Pursuant to regulations effective July 1, 2024, the Department’s certification procedures provide for heightened scrutiny of institutions that the Department believes may pose a risk to taxpayers. The regulations also add conditions that institutions will agree to when signing PPAs and establish additional circumstances for which the Department may place an institution on provisional certification, including, without limitation, failing the 90/10 Rule and triggering financial responsibility events that result in a financial protection requirement.
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
Under administrative capability regulations effective July 1, 2024, among other things, institutions are required to offer adequate services to students, including financial aid counseling and career services support. The regulations also include, among other requirements, a new requirement that institutions provide students with geographically accessible clinical or externship opportunities as required for licensure and that at least half of an institution’s total Title IV, HEA funds from the most recent award year must not be from programs that are “failing” under the Gainful Employment Rules (described below).
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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Capella University and Strayer University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2025, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
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
On August 30, 2019, as part of the final Borrower Defense to Repayment (“BDTR”) regulations, the Department of Education made changes to the financial responsibility requirements, including establishing a more limited set, as compared to the 2016 rule, of mandatory and discretionary triggering events that have, or could have, a materially adverse impact on the institution’s financial condition and therefore warrant financial protection. The 2019 rule left intact the consequences of the triggering events under the 2016 rule. The 2019 rule further updates the definitions of terms used to calculate an institution’s composite score and otherwise amends the composite score methodology to reflect changes in Financial Accounting Standards Board accounting standards pertaining to new leases. The financial responsibility changes became effective July 1, 2020.
On October 23, 2023, the Department released final rules on financial responsibility. Pursuant to regulations effective July 1, 2024, the Department adopted new mandatory and discretionary triggers and new reporting requirements. New mandatory triggers include but are not limited to failing the 90/10 Rule; receiving at least 50% of Title IV funds from programs that fail gainful employment requirements; certain SEC or exchange actions; and certain actions that result in an institution’s recalculated composite score to fall below 1.0, including being subject to a Department action to recover losses from approved BDTR claims. All of the mandatory triggers constitute an automatic failure of the financial responsibility requirements and would enable the Department to seek financial protection. The rules also establish new discretionary triggers that permit the Department to conduct a case-by-case analysis to determine if additional financial protection is needed. Such discretionary triggers include accrediting agency and government agency actions; certain defaults or creditor events; high annual dropout rates; elimination of programs or locations that enroll more than 25% of the institution’s Title IV students; and pending BDTR claims, among other things. In general, institutions will be required to report triggering events within 21 days of occurrence. According to the regulation, such triggering events may result in a financial protection requirement that would most likely take the form of a letter of credit or cash escrow and provisional certification to participate in Title IV. The amount of financial protection can range from 10% up to 50% of prior year Title IV funds per triggering event, and the Department may “stack” financial protection requirements if more than one mandatory or discretionary trigger is present.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2025, the Department of Education issued cohort default rates for federal fiscal year 2022.
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
National and institutional cohort default rates for cohort years 2020, 2021, and 2022 have been impacted by the COVID-19 repayment pause. Capella University’s and Strayer University’s official three-year cohort default rates for 2020, 2021, and 2022, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

Cohort Year	Capella University	Strayer University	National Average Proprietary Institutions
2020	0.0%	0.0%	0.0%
2021	0.0%	0.0%	0.0%
2022	0.0%	0.0%	0.0%
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
On July 10, 2023, the Department issued final regulations to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. Among other things, this new regulation—known as the Saving on a Valuable Education (SAVE) Plan—revised the Revised Pay As You Earn (REPAYE) regulations, eliminated negative amortization, and offered $0 monthly payments for any individual borrower who makes less than roughly $32,800 annually and any borrower in a family of four who makes less than about $67,500 annually (using the 2023 Federal poverty guidelines). The SAVE Plan was scheduled to be fully implemented in July 2024, but a federal appeals court paused implementation of the entire SAVE Plan pending resolution of legal challenges brought by several states. Meanwhile, the Department published an interim final rule to allow borrowers to enroll in the Income-Contingent Repayment (ICR) and Pay As You Earn (PAYE) repayment plans, designated for early implementation on December 16, 2024, through July 1, 2027. On December 9, 2025, the Department announced a proposed joint settlement to resolve the legal challenges, resulting in termination of the SAVE Plan; the settlement is pending court approval.
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
Using the statutory formula, Capella University derived approximately 67.88% of its cash-basis revenues from federal funds in fiscal year 2024. Strayer University derived approximately 89.64% of its cash-basis revenues from federal funds in fiscal year 2024. Our computation for 2025 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-federal revenue for Capella University and Strayer University are individual student payments, employer tuition reimbursement payments, private loans, state grants, and scholarships.
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, which included a change to the 90/10 methodology to include all federal funding. The Department of Education promulgated new regulations regarding, among other things, the 90/10 rule as part of the Institutional and Programmatic Eligibility negotiated rulemaking and the committee reached consensus on the topic in March 2022. The Department released final regulations on October 27, 2022. The regulatory changes require proprietary institutions to count all “federal education assistance funds” as federal revenue in the 90/10 calculation for fiscal years beginning on or after January 1, 2023. The preamble to the final rule and subsequent sub-regulatory guidance prohibited the inclusion of non-Title IV eligible programs offered in part or in full through distance education or at unapproved locations in the 10% calculation, but this language was effectively rescinded by new interpretive guidance published by the Department on July 7, 2025. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the DOD (military tuition assistance) and the VA (veterans education benefits). The Department indicated that it will publish periodic updates to the list as needed.
In addition, from time to time certain members of Congress have proposed to revise the 90/10 Rule to reduce the limit on federal funding to 85% of total revenue. In the context of Higher Education Act reauthorization, defense bills and appropriations bills, other members of Congress have proposed legislation that would eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
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
On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations took effect July 1, 2024. The Department initially indicated that it will release metrics beginning in the 2025 financial aid award year. Based on that timeline, beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. On March 20, 2024, another lawsuit was filed against the Department in the United States District Court for the Northern District of Texas seeking a preliminary and permanent injunction enjoining the Department from enforcing the final rule on the grounds that the rule exceeds the Department’s statutory authority, and is arbitrary, capricious, an abuse of discretion, and otherwise is not in accordance with law, and the motion for preliminary injunction was denied on June 20, 2024. On July 2, 2024, the court consolidated the two Gainful Employment cases into one, and in October 2025, the court granted summary judgment in favor of the Department, upholding the rule. Plaintiffs filed a notice of appeal in November 2025. Capella University and Strayer University are not parties to the lawsuit. The Company is unable to predict the ultimate outcome of the litigation.
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
On January 9, 2026 the negotiated rulemaking committee reached consensus on changes to the current gainful employment regulation. The consensus language includes, among other things, elimination of the debt-to-earnings ratio as an accountability metric for gainful employment programs, changes to generally align the gainful employment earnings premium test with the accountability measure codified in OBBBA, and changes to the reporting requirements that currently exist under the gainful employment regulation. The Department’s proposed changes to gainful employment will be subject to public comment and are expected to be effective as early as July 1, 2027.
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

As part of the Department’s 2016 promulgation of the BDTR regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The expanded definition included “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and, after a series of delays, went into effect as of October 16, 2018.
On August 30, 2019, the Department released final BDTR regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution, or (2) the provision of educational services for which the loan was made.
On October 31, 2022, the Department released final BDTR regulations, which include among other defenses to repayment substantial misrepresentation, with a significantly expanded definition of misrepresentation. The final rule’s definition of misrepresentation includes any false, erroneous or misleading statement made by the institution or its representatives, or its marketing, advertising, recruiting or admissions agents, as well as any omission of fact that a reasonable person would have considered in deciding to enroll in or continue attendance at the institution. A statement is deemed misleading if it has the likelihood or tendency to mislead under the circumstances. A misrepresentation includes statements and omissions made in any medium, whether directly or indirectly, to a student, prospective student or any member of the public, or to an accrediting agency, to a State agency, or to the Secretary of Education. Misrepresentation also includes the dissemination of a student endorsement or testimonial that a student gives either under duress or because the institution required such an endorsement or testimonial to participate in a program.
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
On September 23, 2019, the Department published final BDTR regulations (the “2019 BDTR Rule”), which governs borrower defense to repayment claims in connection with loans first disbursed on or after July 1, 2020. Under the 2019 BDTR Rule, an individual borrower can assert a defense to repayment and be eligible for relief if she or he establishes, by a preponderance of the evidence, that (1) the institution at which the borrower enrolled made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain a Direct Loan or a loan repaid by a Direct Consolidation Loan;

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
The Department published a final BDTR rule on October 31, 2022 (the “2022 BDTR Rule”). Among other things, the 2022 BDTR Rule sets a single standard and streamlined process for relief that will apply to all future and pending BDTR claims as of July 1, 2023, regardless of the date of a borrower’s loan disbursement; defines the types of misconduct that could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a BDTR claim; establishes a presumption that borrowers reasonably relied upon misrepresentations or omissions; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and creates a process for the adjudication of group claims based on common facts. The 2022 BDTR Rule permits nonprofit legal assistance organizations to request group claims. The 2022 BDTR Rule also establishes a recoupment process separate from the approval of Borrower Defense to Repayment claims. In addition, the 2022 BDTR Rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. The 2022 BDTR Rule also modified the closed school discharge rule to provide an automatic discharge one year after an institution or location’s closure date for borrowers who were enrolled at the time of closure or left 180 days before closure and who do not accept an approved teach-out agreement or continuation of the program at another location of the school; those who accept but do not complete a teach-out agreement or program continuation will receive a discharge one year after their last date of attendance. The 2022 BDTR Rule became effective July 1, 2023.
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. On August 8, 2025, on the parties’ joint stipulation, the U.S. Supreme Court dismissed the Department’s appeal. In stipulating to dismissal of the appeal, the Department referenced the effect of OBBBA, further detailed below. The case remains with the federal district court on remand.
The OBBBA, signed into law on July 4, 2025, amends the Higher Education Act to delay the effective date of the 2022 BDTR rules, including their closed school discharge provisions, until July 1, 2035. The OBBBA reinstated the 2019 version of those rules, which took effect July 1, 2020. In connection with litigation challenging the 2022 BDTR rules that resulted in an injunction delaying its effective date, the Department indicated it would not adjudicate BDTR applications under the 2022 BDTR rule unless the rule was reinstated.

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
Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program may be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under their PPAs with the Department of Education, Capella University and Strayer University must notify the Department of the addition of any such location within ten days of opening, but generally need not seek prior approval. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. The loss of state authorization or accreditation of a university or an existing campus, or the failure of a university or a new campus to obtain state authorization or accreditation, would render the university ineligible to participate in Title IV programs, at least in that state or at that location.
Credit Hours
The Higher Education Act and regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The regulations define the term “credit hour” and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Department. If the Department determines that an institution is out of compliance with the credit hour definition, the Department could impose liabilities or other sanctions. We believe that both Capella University and Strayer University are in compliance with the credit hour rules.
In addition to the credit hour model, the Department has granted approvals for a small number of institutions to operate direct assessment academic programs. Instead of measuring student progress through the number of credit hours spent in the course, these direct assessment programs allow students to progress through courses by showing mastery over material through the completion of assessments. These programs sometimes allow students to finish courses in less time than it would take to complete a course under a credit hour model. The Department of Education approved Capella University to operate direct assessment courses, and Capella University has been doing so under its FlexPath programs.
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
On April 19, 2024, the U.S. Department of Education released its final rule regarding the implementation of Title IX (the “2024 Title IX Rule”). The 2024 Title IX Rule applies to all forms of sex-based harassment (not only sexual harassment); clarifies that Title IX’s prohibition against sex discrimination includes discrimination on the basis of sex stereotypes, sex characteristics, pregnancy or related conditions, sexual orientation, and gender identity; and eliminates the requirement for live hearings with an opportunity for cross-examination at the post-secondary level. Multiple states joined lawsuits against the Department challenging the 2024 Title IX Rule, and federal district courts granted preliminary injunctions enjoining the Department from enforcing the rule in Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Certain courts issued orders expanding the injunction to named schools, irrespective of where those schools are located; Capella University and Strayer University were named among nearly 700 schools in one such order on July 15, 2024. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the 2024 Title IX Rule otherwise became effective on August 1, 2024. On January 9, 2025, in State of Tennessee et al v. Cardona, 2:24-cv-00072, the U.S. District Court for the Eastern District of Kentucky granted summary judgment against the Department of Education, vacating the 2024 Title IX Rule as unlawful nationwide. On February 4, 2025, the Department’s Office for Civil Rights issued a DCL confirming that it will enforce Title IX under the 2020 Title IX Rule, and that open investigations initiated under the 2024 Title IX Rule should be reevaluated for consistency with the 2020 Title IX Rule.
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
Title VI
Under Title VI of the Civil Rights Act of 1964, institutions receiving federal financial assistance are prohibited from discriminating on the basis of race, color, or national origin. On January 21, 2025, President Trump issued Executive Order 14173 “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” ordering, among other matters, all agencies to enforce civil rights laws and combat illegal private sector Diversity, Equity, and Inclusion (“DEI”) preferences, mandates, policies, programs and activities. The executive order further directed the U.S. Attorney General and the Secretary of Education to issue guidance to all institutions of higher education that receive federal financial assistance regarding measures and practices required to comply with the U.S. Supreme Court’s decision in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) (“SFFA”), in which the Court significantly altered the existing legal framework relevant to race-conscious admissions to achieve student body diversity. On February 5, 2025, the U.S. Attorney General issued a memorandum to all Department of Justice employees stating that the Department of Justice’s Civil Rights Division will investigate, eliminate, and penalize illegal DEI as well as diversity, equity, inclusion and accessibility (“DEIA”) preferences, mandates, policies, programs and activities in the private sector and educational institutions that receive federal funds. The Attorney General further stated that by March 1, 2025, the Civil Rights Division and Office of Legal Policy would jointly prepare a report containing recommendations for enforcement and address: key sectors of concern within the Department of Justice’s jurisdiction; the most egregious illegal DEI/DEIA practitioners in each sector of concern; plans to deter the use of illegal DEI/DEIA, including proposals for criminal investigations and up to nine potential civil compliance investigations of publicly traded corporations and certain other organizations; potential litigation activities, regulatory actions, and sub-regulatory guidance; and other strategies to end illegal DEI and DEIA discrimination and preferences and ensure compliance with federal civil rights laws. On July 29, 2025, the Attorney General released “Guidance for Recipients of Federal Funding Regarding Unlawful Discrimination,” which describes “the significant legal risks of initiatives that involve discrimination based on protected characteristics” and provides “non-binding best practices to help entities avoid the risk of violations.” Various litigation challenging Executive Order 14173 was brought in federal district court; after a preliminary injunction was granted by a Maryland district court enjoining portions of the executive order, the appeals court stayed the injunction pending appeal.
On February 14, 2025, the Department of Education issued a DCL setting forth the anti-discrimination obligations of institutions that receive federal financial assistance. The DCL asserts that the SFFA decision applies more broadly to prohibit using race in decisions related to admissions, hiring, promotion, compensation, financial aid, scholarships, prizes, administrative support, discipline, housing, graduation ceremonies, and all other aspects of student, academic, and campus life. The DCL further states that programs and activities that treat students differently on the basis of race to achieve “nebulous” diversity, racial balancing, social justice, or equity goals are illegal. The Department informed institutions that the Department intended to take appropriate measures to assess compliance with the applicable statutes and regulations beginning February 28, 2025. The DCL further noted that institutions that fail to comply with federal civil rights law may, consistent with applicable law, face potential loss of federal funding. On February 28, 2025, the Department issued additional guidance in a Frequently Asked Questions (“FAQs”) document clarifying aspects of the DCL. Multiple lawsuits were filed seeking to enjoin and vacate the DCL and FAQs alleging that they are unconstitutional, violate the Administrative Procedure Act, and are vague and disrupt educational practices, including by limiting academic freedom. Capella University and Strayer University are not parties to the lawsuits. In August 2025, the U.S. District Court for the District of Maryland vacated the DCL, FAQs, and a related certification requirement. The Department subsequently confirmed it would not take any enforcement action or otherwise implement the guidance until further notice. On October 15, 2025, the Department filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit; and on January 21, 2026, the parties filed a joint motion to dismiss the appeal.
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
On October 27, 2022, the Department released final regulations, effective July 1, 2023, related to change of ownership and change in control of institutions of higher education. The ownership interest threshold for publicly traded corporations remains at 25%, as described below. Among other things, the final rule lowered the threshold for reportable changes in ownership percentages from 25% to 5% for changes in ownership that do not result in a change in control, introduced a new timeline for reporting such changes, and created a requirement that for a planned change in ownership that results in a change in control, an institution is now required to notify students at least 90 days prior to the anticipated transaction date.
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
Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Capella University and Strayer University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2025, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In 2025, Strayer University had such approval in Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North

Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
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
Appropriations
Congress reviews and determines appropriations for Title IV programs on an annual basis. On February 3, 2026, the President signed the “Consolidated Appropriations Act, 2026,” which provides fiscal year 2026 appropriations to the Department of Education and certain other Federal agencies through September 30, 2026 (the end of the fiscal year). A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.
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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In January 2026, the CFPB Student Loan Ombudsman released its annual report analyzing a sample set of approximately 4,500 private student loan complaints the CFPB received from private student loan borrowers between July 1, 2024 and June 30, 2025 and more than 18,400 federal student loan complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.
In addition, in February 2025, the Administration ordered the CFPB to cease nearly all of its activities, including enforcement activities; several lawsuits challenging the Administration’s actions were filed in response. On February 14, 2025, in National Treasury Employees Union v. Vought, et al., the U.S. District Court for the District of Columbia entered a temporary order to prevent certain actions by the Administration. On April 11, 2025, the U.S. Court of Appeals for the District of Columbia Circuit partially stayed the district court’s injunction and subsequently, on August 15, 2025, the appellate court concluded that the district court improperly blocked the Administration’s CFPB layoffs and vacated the injunction. On September 29, 2025, the plaintiffs filed a petition for a rehearing, which the court granted on December 17, 2025. The court’s August 15 order has been vacated, and a rehearing by the entire appellate court is scheduled for February 24, 2026.
U.S. Department of Education
Title IV regulations applicable to Capella University and Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards.
Negotiated Rulemaking
On April 4, 2025, the Department announced its intention to host public hearings and convene one or more negotiated rulemaking committees to prepare proposed Title IV regulations. The Department hosted public hearings on April 29, 2025 and May 1, 2025 and accepted written comments through May 5, 2025. The Department held negotiated rulemaking on proposed changes to the Public Service Loan Forgiveness program June 30 through July 2, 2025. The negotiating committee did not reach consensus on changes. As a result the Department proposed its own regulatory language on August 18, 2025, and issued final regulations on October 31, 2025 which, among other things, amends the definition of a “qualifying employer” to exclude employers that engage in activities that have a “substantial illegal purpose” as described in the regulation.
On July 24, 2025, the Department of Education announced its intention to establish two negotiated rulemaking committees to prepare proposed regulations implementing OBBBA and related Trump administration priorities. One committee, the Reimagining and Improving Student Education (RISE) Committee, addressed federal student loan-related changes and met for two multi-day sessions between September 2025 and November 2025. The committee reached consensus on draft regulatory language, and the Department released proposed regulations on January 29, 2026 consistent with the consensus language. Specifically, the proposed regulations implement the statutory loan-related changes reflected in OBBBA (described in the OBBBA section above) which among other things includes, with limited grandfathering, new annual, aggregate and lifetime loan limits for graduate students and professional students, proportional adjustment of annual loan limits for students enrolled less than full time, and the phasing out of Federal Direct PLUS loans for graduate students and professional students. The proposed regulations define “graduate student” and “professional student” for purposes of such changes. “Graduate student” is defined as “[a] student enrolled in a program of study that is above the baccalaureate level and awards a graduate credential (other than a professional degree) upon completion of the program.” “Professional student” is defined as “[a] student enrolled in a program of study that awards a professional degree upon completion of the program,” and the proposed regulations clarify that a professional degree is a degree that: (1) signifies both completion of the academic requirements for beginning practice in a given profession and a level of professional skill beyond that normally required for a bachelor’s degree; (2) is generally at the doctoral level, and that requires at least six academic years of postsecondary education coursework for completion, including at least two years of post-baccalaureate level coursework; (3) generally requires professional licensure to begin practice; and (4) includes a four-digit program CIP code in certain specified fields (pharmacy, dentistry, veterinary medicine, chiropractic, law, medicine, optometry, osteopathic medicine, podiatry, theology, and clinical psychology). The Department is accepting public comment on the proposed rule through March 2, 2026.
A second committee, the Accountability in Higher Education and Access through Demand-driven Workforce Pell (AHEAD) Committee, addressed Workforce Pell, institutional and programmatic accountability, and other issues, and met for two multi-day sessions between December 2025 and January 2026; the committee reached consensus on the Workforce Pell and accountability packages. Because the committees reached consensus, the Department must publish a notice of proposed rulemaking that generally aligns with the consensus language.
Notwithstanding consensus on draft regulatory language, the Company is unable to predict the ultimate outcome of the rulemaking process or what guidance the Department may issue regarding how schools are to implement OBBBA’s legislative changes.
On January 26, 2026, the Department announced its intent to establish the Accreditation, Innovation, and Modernization negotiated rulemaking committee to develop proposed regulations on accreditation-related topics; the Department anticipates the committee will convene April-May 2026.
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
On January 11, 2023, the Department published a request for information regarding how to best identify low-financial-value educational programs. As part of the announcement, the Department indicated its intention is to publish a list of the programs at all types of colleges and universities that provide the least financial value to students. Once the list is published, institutions with programs on this list would be asked to submit improvement plans to the Department. On December 8, 2025, the Department announced a “lower earnings indicator” tool through the Free Application for Federal Student Aid (FAFSA) form that identifies schools where graduates’ median earnings are lower than those of typical high school graduates in the same state, or lower than those of typical high school graduates nationally if the school services primarily out of state students. Neither Capella University nor Strayer University is identified by the Department as a “lower earnings” institution.
College Scorecard
In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In October 2017, the Department of Education announced that its Integrated Post-secondary Education Data System would publish for the first time completion data for part-time and non-first-time students, which provides additional information about institutions’ performance. The Department of Education updates the data available on the College Scorecard on a periodic basis. In 2019, the Department of Education added new metrics to the College Scorecard, including information on non-degree institutions and data concerning student outcomes, including salary, at the program level. The Department of Education continues to update data, metrics, and functionality of the College Scorecard.
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
Recently, legislatures in a number of states have sought to enact privacy bills. These bills would protect consumer information in a variety of contexts and, unlike most federal privacy legislation, would not apply only within a specific sector. The most prominent of these bills is the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA seeks to protect the personal information of California residents by giving those residents control over how the information is collected, used, and shared. These rights include the right to request details about the personal information a company has collected or shared and the ability to obtain copies of the personal information collected by the company, the ability to opt out of certain personal information sharing between companies, and the right to require that a company delete the personal information it maintains about the requesting individual. The California Attorney General oversees civil enforcement of the CCPA, which allows for civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. In addition, the CCPA imposes on companies an obligation to maintain reasonable security procedures and empowers individuals to bring private actions to recover damages if their personal information is subject to a security breach as a result of a company’s failure to maintain reasonable security practices. The California Privacy Rights Act, expanding the CCPA’s requirements, became effective on January 1, 2023.

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
On December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which seeks to limit the number of international students, and was expected to draw student allocations determined by the Government on a prioritization approach. On August 4, 2025, the Australian Federal Government announced that the National Planning Level for international students for 2026 would be increased over 2025, contingent upon institutions fulfilling certain conditions, and that

Ministerial Direction 111 would be replaced with an updated ministerial direction to reflect 2026 arrangements. On October 9, 2025, the Education Legislation Amendment (Integrity and Other Measures) Bill 2025 was introduced into the House of Representatives of the Australian Parliament and passed both houses of Parliament on November 28, 2025. The legislation, which does not include numerical limits on international students, contains several measures to reform key legislative frameworks for education providers and aims to strengthen the integrity and regulation of the international education sector within Australia as well as transnational education and offshore delivery.
Strayer University operates a PTE in New Zealand, Media Design School at Strayer. MDS is a globally renowned and specialist provider of design and creative technology education with qualifications ranging from diplomas to postgraduate degrees. MDS also has access to New Zealand Government student finance where study loans are offered to students who are New Zealand citizens or ordinarily resident in New Zealand, subject to certain conditions.
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
The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the Secretary of Education; and (3) state education regulatory bodies (and foreign equivalents).
In addition, other federal agencies such as the CFPB, Federal Trade Commission (“FTC”), and Federal Communications Commission and various state agencies and state attorneys general enforce consumer protection, calling and texting, marketing, privacy and data security, and other laws applicable to post-secondary educational institutions. Findings of noncompliance could result in monetary damages, fines, penalties, injunctions, or restrictions or obligations that could have a material adverse effect on our business. Some of these laws also include private rights of action. The Department of Education has indicated that it may coordinate with other state and federal partners, including the U.S. Department of Justice, CFPB, FTC, state attorneys general, and others, to ensure compliance by institutions that participate in Title IV programs.
On October 7, 2021, the FTC issued an informational notice to Capella University, Strayer University, and dozens of other for-profit schools (based on enrollment and revenues) that included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. The notices were intended to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices under the Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). The notices did not reflect any assessment by the FTC as to whether Capella University or Strayer University has engaged in deceptive or unfair conduct.
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
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various jurisdictions, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. Certain proposals or new rules related to these issues could raise the cost of compliance for Capella University or Strayer University or require changes in the educational programs offered by Capella University and Strayer University. We cannot predict whether the Department will promulgate any regulations that would negatively affect Capella University or Strayer University.
Title IV requirements are enforced by the Department and, in some instances, by private plaintiffs or other third parties. If Capella University and Strayer University are found not to be in compliance with these laws, regulations, standards, or policies, they could lose access to Title IV program funds and face related monetary liability, which would have a material adverse effect on the Company.
Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.
Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the DOD of tuition assistance and by the VA of veterans education benefits for military service members and veterans, respectively, attending for-profit colleges. The Senate Committee on Health, Education, Labor and Pensions and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of military tuition assistance and veterans education benefits by students enrolled at proprietary institutions. Capella University and Strayer University have cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud, and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources.
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
Because Capella University and Strayer University operate in a highly regulated industry, they are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of institutions that participate in Title IV programs. The Office of Inspector General of the Department also regularly conducts audits and investigations of Title IV institutions. The Department could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring our universities to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.
If either Capella University or Strayer University fails to maintain its institutional accreditation or if its institutional accrediting body loses recognition by the Department of Education, the University would lose its ability to participate in Title IV programs.
The loss of Capella University’s institutional accreditation by the Higher Learning Commission or the Higher Learning Commission’s loss of recognition by the Department of Education would render Capella University ineligible to participate in Title IV programs and would have a material adverse effect on our business. Similarly, the loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by the Higher Learning Commission or Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business.
Increased scrutiny of accreditors in connection with the Department’s recognition process, including with respect to the Department’s January 2026 announcement of its intention to establish a negotiated rulemaking committee on accreditation topics, may result in increased scrutiny of institutions by accreditors or have other adverse consequences.
If either Capella University or Strayer University fails to maintain any of its state or foreign authorizations, the University would lose its ability to operate in the relevant jurisdiction and to participate in Title IV programs there.
Capella University is registered as a private institution with the Minnesota Office of Higher Education, as required for most post-secondary private institutions granting associate-level or higher degrees in Minnesota and as required to participate in Title IV programs. Loss of state authorization would limit Capella University’s ability to operate in that state, render it ineligible for Title IV programs, and could have a material adverse effect on our business.
Each Strayer University campus is authorized to operate and grant degrees, diplomas, or certificates by the applicable education agency or agencies of the state where the campus is located. This authorization is required for students at the campus to participate in Title IV programs. Loss of state authorization would limit Strayer University’s operations in that state, render it ineligible for Title IV programs at least at those state campus locations, and could have a material adverse effect on our business.
On December 19, 2016, the Department of Education issued final regulations, effective May 26, 2019, requiring institutions offering distance education programs to be authorized by each state in which the institution enrolls students (other than the state(s) in which the institution is physically located), if such authorization is required by the state, in order to award Title IV aid to such students. Authorization can be obtained directly from the state or (except in California) through a state authorization reciprocity agreement. Failure to maintain required authorization for distance education in a state in which the institution is not physically located could result in loss of the ability to offer distance education there and award Title IV aid to online students in that state. The 2016 rule, and rules issued on November 1, 2019 and effective July 1, 2020, require disclosures of state licensure prerequisites for professional programs and whether programs meet them in each state where students are located, with direct disclosures to students/prospective students if a program does not meet requirements (or general public disclosure if no determination has been made), and notification to students within 14 days of determining that a program does not meet a state’s requirements. Noncompliance could lead the Department to limit, suspend, or terminate Title IV participation or impose penalties such as refunds, liabilities, or fines.
Pursuant to Department regulations effective July 1, 2024, in each state where an institution is located, students are located, or students attest that they intend to seek employment, the institution must determine that each Title IV-eligible program: (i) is programmatically accredited if required by the state or a federal agency (including for employment in the prepared occupation); (ii) satisfies applicable educational requirements for professional licensure/certification so graduates qualify to take required exams for relevant practice or employment in that state; and (iii) complies with all state laws related to closure, including record retention, teach-out plans/agreements, and tuition recovery funds/surety bonds. Institutions may not enroll Title IV students in a state where the program fails these requirements unless the student attests at initial enrollment to seeking employment in another state that satisfies them.
Capella University and Strayer University participate in SARA, enabling enrollment of distance education students in SARA member states. The Universities apply separately to non-SARA states (e.g., California) for required authorization. Failure to comply with SARA requirements or state licensing for distance education in non-SARA states could result in loss of SARA participation or state authorization for distance education there.
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. NC-SARA began its 2025 policy modification process in January 2025 with a call for proposals. In September 2025, NC-SARA announced approval of nine policy changes by all four regional compacts, later adopted by the NC-SARA board. The next modification process is expected to begin in January 2026. Adoption of proposals affecting institutional participation could have a material adverse effect on Capella University, Strayer University, and the Company.
If either Capella University or Strayer University fails to obtain recertification by the Department of Education when required, that University would lose its ability to participate in Title IV programs.
An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department must provisionally certify an institution. The Department may withdraw either university’s certification if the Department determines that the university is not fulfilling material requirements for continued participation in Title IV programs. Both Capella University and Strayer University currently participate in Title IV programs under full certification and are undergoing the recertification process. If the Department does not renew or withdraws either university’s certification to participate in Title IV programs, its students would no longer be able to receive Title IV program funds. Such a loss would have a material adverse effect on our business.
A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.
To be eligible to participate in Title IV programs, Capella University and Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education, including, among other things, certain standards of financial responsibility and administrative capability. If one of the universities fails to demonstrate financial responsibility or maintain administrative capability under the Department’s regulations, the university could lose its eligibility to participate in Title IV programs or have that eligibility adversely conditioned. Such developments could have a material adverse effect on our business.
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
If Capella University or Strayer University loses eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Because of Covid-era loan forbearance, Capella University’s, Strayer University’s, and the average official cohort default rates for proprietary institutions nationally were 0.0%, 0.0%, and 0.0% for federal fiscal years 2020, 2021, and 2022, respectively. The federal government’s cessation of the pause on federal student loan payments could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.

The One Big Beautiful Bill Act was signed into law on July 4, 2025 and makes changes to federal student loan repayment plans, among other things. Between September 2025 and November 2025, a negotiated rulemaking committee met and reached consensus on proposed Department regulations to implement the OBBBA’s federal student loan-related changes, and the Department released proposed regulations on January 29, 2026 for public comment through March 2, 2026. OBBBA and regulatory provisions that change repayment plans could affect borrowers’ ability to repay their student loans and could result in an increased number of borrowers defaulting on their student loans, including among our graduates.
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from “federal education assistance” (i.e., all federal funds, including DOD military tuition assistance and VA veterans education benefits funds) for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2024, Capella University derived approximately 67.88% of its cash-basis revenues from federal education assistance. For fiscal year 2024, Strayer University derived approximately 89.64% of its cash-basis revenues from federal education assistance. From time to time, legislation has been introduced in both chambers of Congress that seeks to modify or eliminate the 90/10 Rule. We cannot predict whether Congress will pass any of these legislative proposals. Violation of the 90/10 Rule may result in the loss of eligibility to participate in Title IV programs, which would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and Capella University or Strayer University were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
The failure by Capella University or Strayer University to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.
If Capella University or Strayer University pays a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department or other third parties interpret a university’s compensation practices as noncompliant, the university could be subject to sanctions or other liability. Such penalties could have a material adverse effect on our business.
The failure by Capella University or Strayer University to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education has issued various regulations over the years that defined misrepresentation, including as it relates to BDTR claims.
In the event of substantial misrepresentation, the Department of Education may revoke or terminate an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; relieve the borrower of the obligation to repay federal education loans in whole or in part under the BDTR Rule and require the institution to reimburse the Department for those amounts. If the Department or other third parties interpret statements made by one of the universities or on the university’s behalf to be in violation of the new regulations, the university could be subject to sanctions and other liability, which could have a material adverse effect on our business. As described in Note 21, Litigation, and in the consolidated financial statements appearing in Part II, Item 8 of this report, the Department of Education has begun to adjudicate BDTR claims and in some cases may seek recoupment of discharged claims from institutions. On January 25, 2024, Capella University received notice from the Department of BDTR applications, and on February 1, 2024, Strayer University received notice from the Department of BDTR applications.
Our failure to comply with the Department of Education’s gainful employment regulations effective July 1, 2024, as well as Congressionally legislated accountability metrics effective July 2026, could result in heightened disclosure requirements and loss of Title IV eligibility.
To be eligible for Title IV funding, academic programs at proprietary institutions generally must prepare students for gainful employment in a recognized occupation.

On September 27, 2023, the Department of Education issued final gainful employment regulations, effective July 1, 2024 (the “2023 Gainful Employment Rule”). The rule requires programs to pass two independent metrics to maintain Title IV eligibility: (1) a debt-to-earnings ratio, where annual debt payments must not exceed 8% of median annual earnings or 20% of median discretionary earnings of graduates who received federal aid; and (2) an earnings premium test, where median earnings of such graduates must exceed a threshold based on typical high school graduates in the state (or nationally in some cases) within a specified age range.
On October 2, 2025, the U.S. District Court for the Northern District of Texas upheld the 2023 Gainful Employment Rule, rejecting challenges from plaintiff cosmetology schools and associations. Accordingly, the 2023 Gainful Employment Rule remains in effect; programs failing the metrics for two of three consecutive years risk losing federal student aid. Plaintiffs filed a notice to appeal in November 2025.
Starting July 1, 2026, programs failing either metric in a single year must issue warnings to current and prospective students, detailing the failure and potential loss of Title IV eligibility. Programs failing the same metric in two of three consecutive years will lose Title IV funding. The Department had indicated that it would release metrics starting in the 2025 award year; if so, the earliest a program could lose eligibility is 2026.
The OBBBA establishes a separate accountability framework, effective July 2026, for Federal Direct Loan eligibility at the program level. Undergraduate programs become ineligible if, in two of three consecutive years, median earnings of completers (from a cohort four years prior, working, not enrolled, and who received Direct Loans) fall below those of state (or national) working adults aged 25-34 with only a high school diploma. Graduate/professional programs become ineligible if completers’ median earnings fall below those of working adults aged 25-34 with only a bachelor’s degree, using Census data and the lesser of state or national comparators in the field or overall (with national fallback if fewer than 50% of students are in-state). Small cohorts (less than 30) may be aggregated. One-year failures trigger risk notifications; an appeals process is required, with eligibility continuing during appeals. Ineligible programs may reapply after two years per Secretary-established rules.
In January 2026, the Department convened a negotiated rulemaking committee to consider, among other things, institutional and programmatic accountability (including with respect to low earnings outcomes, gainful employment, and financial value transparency); the committee reached consensus on the accountability package. The Department intends to publish final rules effective July 2026 (for OBBBA-related provisions) and July 2027 (for gainful employment-related provisions).
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
Title IV regulations define the term “credit hour” and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. In addition to the credit hour model, the Department of Education has granted approvals for a small number of institutions, including Capella University, to operate direct assessment academic programs. Instead of measuring student progress through the number of credit hours spent in the course, these direct assessment programs allow students to progress through courses by showing mastery over material through the completion of assessments, sometimes in less time than it would take to complete a course under a credit hour model. If the Department determines that an institution is out of compliance with the credit hour definition or direct assessment requirements, the Department could impose liabilities or other sanctions. Such penalties could have a material adverse effect on our business.

The failure by Capella University or Strayer University to comply with Federal civil rights laws could result in sanctions and other liability.
Capella University and Strayer University must comply with various Federal civil rights laws, including Title VI, Title IX, Section 504, and the Americans with Disabilities Act, as well as the campus safety and security reporting requirements and other requirements in the Clery Act. Failure to comply with such requirements could result in action by the Department to require corrective action, fine the University, or limit or suspend its participation in Title IV programs, which could lead to litigation and could harm the University’s reputation. In addition, private litigation is available under Federal civil rights laws. Any such actions could have a material adverse effect on our business.
Capella University and Strayer University are subject to sanctions if they fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
The Higher Education Act and Department regulations require Capella University and Strayer University to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, the university may be required to post a letter of credit with the Department of Education or be subject to sanctions or other adverse actions by the Department. Such consequences could have a material adverse effect on our business.
Investigations, legislative and regulatory developments, and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs in the U.S.
The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, CFPB activity creates uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, create uncertainty in the industry, and general credit market conditions may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Capella University’s or Strayer University’s non-Title IV revenue, and thereby increase Capella University’s or Strayer University’s 90/10 ratio, and have a material adverse effect on our business.
We rely on third parties for software and services necessary to administer our participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause Capella University or Strayer University to lose eligibility to participate in Title IV programs.
Because each of Capella University and Strayer University is jointly and severally liable to the Department of Education for the actions of third-party Title IV processing software providers, failure of such providers to comply with applicable regulations could have a material adverse effect on the Company, including loss of Title IV eligibility. If any of the third-party servicers discontinue providing software and services to one or both of the universities, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and the universities could lose their ability to comply with Title IV requirements. Such developments could adversely affect our enrollment, revenues, and results of operations.
Our business could be harmed if Capella University or Strayer University experience a disruption in their ability to process student loans under the Federal Direct Loan Program.
Each of Capella University and Strayer University collected the majority of its fiscal year 2025 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the university or the inability of the Department to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Capella University and Strayer University collected the majority of its fiscal year 2025 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.

OBBBA eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students, OBBBA maintains existing loan limits of $20,500 annually for unsubsidized loans in the Direct Loan Program; for professional students enrolled on or after July 1, 2026, OBBBA raises the annual limits to $50,000. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is generally $200,000 minus the amounts borrowed for the professional degree program. With respect to professional students, the aggregate graduate loan limit is generally $200,000 minus certain other previously borrowed amounts, including certain subsidized loans and amounts borrowed as a graduate student, if applicable. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year; the Department initially indicated in July 2025 that it planned to release a schedule of reductions for public comment later in 2025, which institutions would be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond. However, in connection with negotiated rulemaking, consensus was reached in November 2025 on regulatory text that would establish loan eligibility at the time of disbursement using an agreed calculation for less than full-time students, and proposed regulations were released in January 2026.
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
Capella University’s and Strayer University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 (“Section 504”), prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”) prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504 and the ADA, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department’s OCR and third parties have brought enforcement actions against institutions related to website accessibility of online course material. If Capella University or Strayer University is found to have violated Section 504 or the ADA, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, Capella University or Strayer University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements at potentially substantial cost. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and defending against and resolving such actions may require Capella

University or Strayer University to incur costs of litigation and costs to modify its online classrooms and other uses of technology.
Risks Related to Our Business
Our enrollment rate is uncertain, and we may not be able to estimate our future enrollments effectively.
Our ability to grow enrollment depends on a number of factors, including U.S. and global macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and the legislative uncertainty and regulatory risks in the U.S. and Australia discussed above. It is likely that such uncertainties will continue, making it difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.
In 2024, legislation was introduced into the House of Representatives and the Senate of the Australian Parliament containing several measures that would authorize the Minister for Education to regulate the provision of education to overseas students, including, among other things, by limiting the enrollments of overseas students. These limits would apply to Torrens and to Think. The Bill has not passed the Senate; however, on December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which like the Bill, seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach. We are unable to predict the final specific limits or their effect at this time. Limitations on the number of enrollments of oversees students could materially and adversely affect our business.
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
Our success depends in part on our ability to update and expand the content of existing academic programs and develop new programs in a cost-effective and timely manner.
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
Our financial performance depends in part on our ability to continue to increase awareness of the academic programs we offer among working adult students. Awareness of the academic programs we offer among working adult students in the U.S. is critical to the continued acceptance and growth of our programs. Our inability to increase awareness of the programs we offer through effective marketing and advertising could limit our enrollments and negatively affect our business. The following are some of the factors that could prevent us from successfully marketing our programs: the emergence of more successful competitors; customer dissatisfaction with our services and programs; performance problems with our online systems; and our failure to maintain or expand our brand or other factors related to our marketing.

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
We face strong competition in the post-secondary education market, including in the online education market, which is subject to rapid technological changes.
Post-secondary education is highly competitive and online education is subject to rapid technological change. We compete with traditional public and private two-year and four-year colleges, many of which have some form of online education programs, other for-profit schools, vocational education organizations, and other alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of our universities without tuition or at a lower tuition level as a result of government subsidies (including various “free college” programs), government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions. We expect the online education and training market to be subject to rapid changes in technologies. Our universities’ success will depend on their ability to adapt to these changing technologies. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. While we believe that our universities provide valuable education to their students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.
The Company relies on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate our programs and methods.
Third parties may attempt to develop competing programs or duplicate or copy aspects of our curriculum, online library, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our business. We develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections, including courseware materials for classes taught online and on-ground, and business know-how and internal processes and procedures developed to respond to the requirements of education regulatory agencies.
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
A change in ownership resulting in a change of control of Capella University or Strayer University (or of the Company) would trigger a requirement for recertification of the university (or the universities) by the Department of Education for purposes of participation in federal student financial aid programs, a review of the university’s accreditation by its institutional accrediting agency, and reauthorization of the university (or the universities) by certain state licensing and other regulatory agencies. If such regulatory approval were significantly delayed, limited, or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn, could have a material adverse effect on our business. These factors may diminish the Company’s appeal as an acquisition target.

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
The Company’s computer networks, and those of third parties we use in our operations, may be vulnerable to unauthorized access, computer hackers, computer viruses, and other cybersecurity problems, such as ransomware attacks, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may be subject to directed attacks intended to lead to interruptions in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our students) and other data, confidential information or intellectual property. An actor who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Our safeguards to prevent and detect these risks require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated (such as the use of artificial intelligence enabled attacks, including deepfakes); these safeguards may limit the functionality of or otherwise negatively impact our service offering and systems. These systems also may be vulnerable to disruptions from other factors, including pandemic, violent incident, natural disaster, power loss, telecommunications and Internet failures, civil unrest, and other events beyond our reasonable control. As a result, we may be required to expend significant resources to protect against the threat of these cybersecurity breaches or disruptions to alleviate problems caused by these breaches or disruptions.
The personal information that the Company collects may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations and is subject to privacy and data security laws which may impact operational efficiency.
Possession and use of personal information in our operations subject us to risks and costs that could harm our business. Our universities collect, use, and retain large amounts of personal information regarding their students and their families, including social security numbers, tax return information, personal and family financial data, educational information, and payment card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, potentially resulting in a breach of student or employee data. In addition, errors in the storage, use, or transmission of personal information could result in a breach or loss of student or employee data. Possession and use of personal information in our operations also subjects us to various regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by government authorities and private litigants, any of which could have a material adverse effect on our business. For example, the California Consumer Privacy Act (“CCPA”), which provides consumers with rights related to their personal information, likely applies to the Company and could subject us to significant civil penalties or private lawsuits brought by consumers. Moreover, certain of our operations involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the GDPR, Australia’s Federal Privacy Act and Australian Privacy Principles and New Zealand’s Privacy Act, may impact or restrict the manner in which the Company is able to transfer and process personal information. Further, were a U.S. state or federal regulator or a foreign regulator to find the Company out of compliance with applicable privacy laws or regulations, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to the Company.

Failure to maintain adequate processes to prevent and detect fraudulent activity related to student online enrollment or financial aid could adversely affect our universities’ operations.
Our online environment is susceptible to an increased risk of fraudulent activity by outside parties with respect to the student online learning platform and student financial aid programs. While we have been able to detect past incidents of fraudulent activity, which have been isolated, and we have increased our internal capabilities to prevent and detect possible fraudulent activity, we cannot be certain that our systems and processes will continue to be adequate with increasingly sophisticated external fraud schemes. The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General any credible information related to fraudulent activity. If we do not maintain adequate systems to prevent and deter such fraudulent activity, the Department may find a lack of “administrative capability” and could limit our access to Title IV funding.
Our use of generative artificial intelligence tools poses risks, including risks relating to the quality and results of such tools, reputational risks, competitive risks, cybersecurity risks, and regulatory risks.
As a leader in innovative education technology, we leverage a wide range of cutting-edge technologies, including artificial intelligence (“AI”) and generative artificial intelligence (“GAI Tools”) to enhance our employees’ and students’ experiences, as well as to increase productivity and efficiency. GAI Tools are becoming more prevalent across many industries, including higher education. Despite our policies and practices carefully designed to provide for human oversight and compliance with existing higher education regulations as well as evolving AI-related laws and regulations, our use of these emerging technologies presents several risks. First, the effectiveness of GAI Tools depends heavily on the quality of the algorithms, the training data they use, and the nature of prompts. There is a risk that GAI Tools might generate inaccurate, biased, or misleading content, which could result in litigation, liability, and/or reputational damage. Second, the rapid pace of technological development in GAI Tools could lead to new or increased competition or render obsolete certain technologies or tools we use or develop. If we fail to keep pace with GAI Tool-related developments, we might become less competitive. Third, there is risk that use of GAI Tools may be found to infringe on third party intellectual property rights or may contribute to violations of data privacy laws. Fourth, the rapid evolution and increased adoption of AI technologies may increase our cybersecurity risks. Fifth, the regulatory environment for GAI Tools is rapidly evolving. New or existing legislation or regulations might impose restrictions on how GAI Tools can be used, requiring us to adapt our tools, incur increased compliance costs, or face various penalties for non-compliance, including potential disgorgement of data and associated capabilities from the models. These risks could adversely impact our business, financial condition, and results of operations, as well as our reputation.
The Company operates institutions in the U.S., Australia, and New Zealand, and is subject to complex business, economic, legal, political, geopolitical, and foreign currency risks, which risks may be difficult to address adequately.
The Company operates in three different countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We also either have operations in or contract with vendors who may have employees in various countries. We may have difficulty managing and administering an internationally dispersed business, which may materially adversely after our business, financial condition and results of operation. Additional challenges associated with the international conduct of the business that may materially adversely affect our operating results include:
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
Integrating SEI and Torrens University and associated assets in ANZ may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the acquisition.
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
The goodwill and indefinite-lived intangible assets recorded in connection with the acquisitions of Capella Education Company and ANZ could become impaired in the future.
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
The impact of pandemics and other possible future public health emergencies may adversely affect our business, our future results of operations, and our overall financial performance.
Remote and hybrid working continues to pose many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may also increase the chance of cybersecurity incidents, including ransomware attacks and email phishing schemes targeting employees to give up their credentials. Any future pandemic could result in unpredictable, sustained weakness in demand, or be accompanied by temporary closure of international borders, any of which could disrupt our operations and have a material effect on our business. The extent to which pandemics and public health emergencies could affect our business, operations and financial results is uncertain and will depend on numerous factors that are impossible to predict, including: the duration and scope of the pandemic; the impact on economic activity from the pandemic and actions taken in response, including those of governmental entities; the impact of the pandemic and the government response thereto on our employees, students, and business partners, including any suspensions or terminations of employer tuition reimbursement programs; our ability to operate and provide our services with employees working remotely and/or closures of our campus locations; potential exposure to claims for liability arising out of employees or students who may contract the virus; and the ability of our students to continue their education notwithstanding the pandemic.
Item 1B.    Unresolved Staff Comments
There are no SEC staff comments on our periodic SEC reports which are unresolved.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity program is designed to protect and preserve the confidentiality, integrity, and availability of our networks and systems, as well as information that we own or is in our care, through a risk-based approach. The Company’s program may leverage aspects of U.S. National Institute for Standards and Technology standards and other applicable industry frameworks. Our cybersecurity program identifies, assesses, and manages material risks from cybersecurity threats by implementing robust practices, processes, and technologies designed to protect our digital assets and data.
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
Item 2.    Properties
All of our campus and administrative facilities are leased. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our primary location in Minneapolis, also the headquarters for Capella University, is located at 225 South 6th Street, Minneapolis, MN 55402. The headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. The headquarters of ANZ is located at 1-37 Foveaux Street, Surry Hills, New South Wales, 2010 in Australia.
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We did not open any net new campuses during 2025; however, certain existing campuses were relocated to new leased facilities during the year.

Our leases generally range from three to fifteen years with one to two renewal options for extended terms. As of December 31, 2025, the Company leased approximately 60 campus and administrative facilities in the United States consisting of approximately 0.5 million square feet, and approximately 10 campuses in Australia and New Zealand. In 2025, we reduced our leased and owned facility footprint in the United States by approximately 200,000 square feet, primarily due to lease expirations, reductions in space at the time of renewal, and the sale of our last owned campuses.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “STRA.” As of January 30, 2026, there were 22,730,391 shares of common stock outstanding, and approximately 119 holders of record, which includes nominees or broker dealers holding stock on behalf of beneficial owners.
In 2024 and 2025, our Board of Directors approved the following dividend payments per common share:

	2024	2025
First Quarter	$0.60	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$0.60	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2020 with The Nasdaq Stock Market (U.S.) Index and a self-determined peer group consisting of Bright Horizons Family Solutions, Inc. (BFAM), Chegg, Inc. (CHGG), Covista Inc. (CVSA) (formerly Adtalem Global Education Inc. (ATGE)), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), John Wiley & Sons, Inc. (WLY), Stride Inc. (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), Perdoceo Education Corporation (PRDO), and Udemy, Inc. (UDMY). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

225
200
175
150
125
100
75
50
25
-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Strategic Education, Inc.
Peer Group
NASDAQ Composite Index

Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The Nasdaq Stock Market (U.S.) Index and a Peer Group

Name	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Strategic Education, Inc.	100	63	88	107	111	98
Nasdaq Stock Market (U.S.)	100	122	82	119	154	187
Peer Group	100	81	85	119	180	198
__________________________________________________________
*The comparison assumes $100 was invested on December 31, 2020 in our common stock, the Nasdaq Stock Market (U.S.) Index, and the peer companies selected by us. Cumulative stockholder return assumes reinvestment of dividends and the peer group cumulative stockholder return is weighted by market capitalization at the beginning of each year.
There were no sales by us of unregistered securities during the year ended December 31, 2025.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date, with the most recent extension being approved by our Board of Directors in November 2025. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.
During the three months ended December 31, 2025, the Company paid $44.6 million to repurchase shares of common stock under its repurchase program. At December 31, 2025, the Company’s remaining authorization for common stock repurchases was $213.5 million, and is available for use through December 31, 2026. A summary of the Company’s share repurchases during the three months ended December 31, 2025 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
October 1 to October 31, 2025	75,645	$79.77	75,645	$128.1
November 1 to November 30, 2025	213,796	77.89	213,796	235.4
December 1 to December 31, 2025	272,944	80.19	272,944	213.5
Total	562,385	$79.26	562,385	$213.5
____________________________________
(1)The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 5, 2025, the Board of Directors authorized an extension of the repurchase program through December 31, 2026 and increased the amount authorized to $250.0 million.
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
Segments Overview
As of December 31, 2025, we had the following reportable segments:
U.S. Higher Education (“USHE”) Segment
•The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University, including the Jack Welch Management Institute MBA, which is an offering Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are offerings of Strayer University.
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
•In 2025, USHE average total student enrollment decreased 1.4% to 86,285 compared to 87,550 in 2024.
•Trailing 4-quarter student persistence within USHE was 88.3% in the third quarter of 2025 compared to 86.9% for the same period in 2024. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025
87.0%	86.9%	87.0%	86.9%	87.2%	87.4%	87.8%	88.3%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 9.6% as of the end of the third quarter of 2025. Government provided grants and loans per credit earned includes all federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025
(7.4)%	(5.0)%	(3.8)%	(2.5)%	(4.7)%	(6.2)%	(7.1)%	(9.6)%
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
•In 2025, average employer affiliated enrollment as a percentage of USHE average total student enrollment was 32.3% compared to 29.6% in 2024.

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
•Media Design School at Strayer (“MDS”) is a private training establishment for creative and technology qualifications in New Zealand. MDS offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media, artificial intelligence, and creative advertising. MDS is accredited in New Zealand by the New Zealand Qualifications Authority (“NZQA”), the organization responsible for the quality assurance of non-university tertiary training providers. On September 8, 2025, MDS became a wholly owned subsidiary and international additional location of Strayer University and is included within Strayer University’s Middle States Commission on Higher Education accreditation. NZQA approved the transaction and MDS continues to operate as a New Zealand private tertiary institution. MDS continues to be part of our ANZ reportable segment.
•In 2025, Australia/New Zealand average total student enrollment decreased 1.8% to 19,232 compared to 19,585 in 2024.
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

Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the year ended December 31, 2025 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The Company defers the value of the related performance obligation associated with the free credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2025, we had deferred $38.1 million for estimated redemptions earned under the Learn and Earn Scholarship, as compared to $37.1 million at December 31, 2024. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2025 and 2024, our bad debt expense was 4.2% and 4.4% of revenue, respectively. A change in our allowance for credit losses of 1% of gross tuition receivable as of December 31, 2025 would have changed our income from operations by approximately $1.3 million.
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
Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2025, we performed a qualitative impairment assessment, consistent with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), of goodwill and indefinite-lived intangible assets assigned to our reporting units to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the qualitative impairment assessments performed, we concluded that no goodwill or indefinite-lived intangible asset impairments had been incurred during the year ended December 31, 2025.
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

For the fourth quarter of 2025, student enrollment within ANZ decreased 1.6% to 19,514 compared to 19,825 for the same period in 2024, largely due to constraints on international enrollment. Lower international enrollment was partially offset by growth in domestic enrollment, which is expected to be a larger driver of future growth. The year‑over‑year decline in the fourth quarter was also lower than the decreases experienced in the two prior quarters, reflecting an improvement in enrollment trends. In addition, we successfully enrolled up to the international student cap in 2025, and the cap is expected to increase in 2026. These factors, together with improved domestic enrollment trends, have reduced our concern about potential impairment compared to prior quarters. While regulatory constraints on international enrollments remain a factor, a sustained decline in international students without corresponding growth in domestic enrollment could increase the risk of impairment in future periods. As of December 31, 2025, the ANZ reporting unit had $510.3 million of goodwill and $64.6 million of indefinite-lived intangible assets. We believe the fair value of the ANZ reporting unit remains in excess of carrying value and that the fair value of the indefinite-lived intangible assets remains in excess of carrying value as of December 31, 2025. Management will continue to assess goodwill and indefinite-lived intangible assets for impairment in future quarters.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Our finite-lived intangible assets consisted of student relationships, which were fully amortized by the end of 2023.
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
Results of Operations
In 2025, we generated $1,268.2 million in revenue compared to $1,219.9 million in 2024. Our income from operations increased to $174.2 million in 2025 compared to $155.6 million in 2024, primarily driven by higher revenue in our USHE and ETS segments, partially offset by higher operating expenses and restructuring costs. Our net income in 2025 was $126.6 million compared to $112.7 million in 2024, and diluted earnings per share was $5.41 in 2025 compared to $4.67 in 2024.
Year Ended December 31, 2025 Compared To Year Ended December 31, 2024
Revenues. Consolidated revenues increased to $1,268.2 million in 2025 compared to $1,219.9 million in 2024, primarily due to higher revenue in our ETS segment, which was driven by an increase in Workforce Edge revenue from employer partnerships and growth in Sophia Learning subscriptions, and higher revenue in our USHE segment due to higher revenue per student, partially offset by lower revenue in our ANZ segment primarily due to unfavorable foreign currency exchange impacts. In the USHE segment for the year ended December 31, 2025, average total student enrollment decreased 1.4% to 86,285 from 87,550 in 2024. USHE segment revenues increased 1.2% to $868.2 million in 2025 compared to $857.9 million in 2024, primarily due to higher revenue per student. In the ANZ segment for the year ended December 31, 2025, average total student enrollment decreased 1.8% to 19,232 from 19,585 in 2024. ANZ segment revenues decreased 2.2% to $251.6 million in 2025 compared to $257.1 million in 2024, primarily due to unfavorable foreign currency exchange impacts and a decrease in enrollment, partially offset by higher revenue per student. ETS segment revenues increased 41.4% to $148.4 million in 2025 compared to $104.9 million in 2024, primarily due to an increase in Workforce Edge revenue from employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $647.1 million in 2025 compared to $650.5 million in 2024, principally due to lower facility expenses, personnel-related costs, student material costs, bad debt expense, and favorable foreign currency exchange impacts, partially offset by higher technology-related costs, depreciation expense, and stock-based compensation expense. Consolidated instructional and support costs as a percentage of revenues decreased to 51.0% in 2025 from 53.3% in 2024.
General and administration expenses. Consolidated general and administration expenses increased to $425.0 million in 2025 compared to $412.2 million in 2024, principally due to increased investments in branding initiatives and partnerships with brand ambassadors, higher personnel-related costs, and higher facility expenses, partially offset by lower stock-based compensation expense, depreciation expense, and favorable foreign currency exchange impacts. Consolidated general and administration expenses as a percentage of revenues decreased to 33.5% in 2025 from 33.8% in 2024.

Restructuring costs. Restructuring costs increased to $21.9 million in 2025 from $1.6 million in 2024, primarily due to an $8.2 million increase in severance and other personnel-related expenses associated with the elimination of certain positions, a $6.3 million increase in asset impairment charges, a $5.8 million decrease in net benefits from the early termination of operating leases, and a $0.3 million loss from the sale of property and equipment of an owned campus in 2025.
Income from operations. Consolidated income from operations increased to $174.2 million in 2025 compared to $155.6 million in 2024, primarily driven by higher revenue in our USHE and ETS segments, partially offset by higher operating expenses and restructuring costs. USHE segment income from operations increased 32.0% to $101.9 million in 2025 compared to $77.2 million in 2024, primarily driven by higher revenue and lower personnel-related costs, student material costs, facility expenses, and stock-based compensation expense, partially offset by higher technology-related costs, and investments in branding initiatives. ANZ segment income from operations decreased 5.2% to $35.5 million in 2025 compared to $37.4 million in 2024, primarily driven by lower revenue and higher personnel-related costs, student material costs, and technology-related costs, partially offset by lower stock-based compensation expense. ETS segment income from operations increased 37.7% to $58.8 million in 2025 compared to $42.7 million in 2024, primarily due to higher revenue as a result of an increase in Workforce Edge revenue from employer partnerships, growth in Sophia Learning subscriptions, and higher employer affiliated enrollment, partially offset by higher personnel-related costs and increased investments in branding initiatives.
Other income. Other income decreased to $3.2 million in 2025 compared to $5.8 million in 2024, primarily due to a $4.3 million decrease in interest income and a $1.3 million increase in loss from our limited partnership investments, partially offset by a $2.8 million decrease in interest expense. We incurred $1.0 million of interest expense in 2025 compared to $3.8 million in 2024.
Provision for income taxes. Income tax expense was $50.8 million in 2025 compared to $48.7 million in 2024. Our effective tax rate for 2025 was 28.6%, compared to 30.2% in 2024. Income tax expense for the years ended December 31, 2025 and 2024 includes windfall tax benefits of approximately $0.4 million and shortfall tax impacts of approximately $1.2 million, respectively, related to share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 29.0% for 2025.
Net income. Net income increased to $126.6 million in 2025 compared to $112.7 million in 2024 due to the factors discussed above.
Year Ended December 31, 2024 Compared To Year Ended December 31, 2023
Revenues. Consolidated revenues increased to $1,219.9 million in 2024 compared to $1,132.9 million in 2023, primarily due to enrollment growth in the USHE and ANZ segments and growth in Sophia Learning subscriptions, partially offset by lower revenue per student in the USHE segment and unfavorable foreign currency exchange impacts. In the USHE segment for the year ended December 31, 2024, average total student enrollment increased 6.4% to 87,550 from 82,267 in 2023. USHE segment revenues increased 4.8% to $857.9 million in 2024 compared to $819.0 million in 2023, primarily due to the increase in student enrollment, partially offset by lower revenue per student. In the ANZ segment for the year ended December 31, 2024, average total student enrollment increased 4.8% to 19,585 from 18,692 in 2023. ANZ segment revenues increased 10.1% to $257.1 million in 2024 compared to $233.5 million in 2023, primarily due to the increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by unfavorable foreign currency exchange impacts. ETS segment revenues increased 30.4% to $104.9 million in 2024 compared to $80.5 million in 2023, primarily as a result of growth in Sophia Learning subscriptions, higher employer affiliated enrollment, and an increase in Workforce Edge revenue from new employer partnerships.
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
Income from operations. Consolidated income from operations increased to $155.6 million in 2024 compared to $95.3 million in 2023, primarily due to higher revenue driven by enrollment growth in the USHE and ANZ segments and growth in Sophia Learning subscriptions in the ETS segment, lower restructuring costs, and lower amortization expense of intangible assets, partially offset by higher operating expenses. USHE segment income from operations increased 29.4% to $77.2 million in 2024 compared to $59.6 million in 2023, primarily driven by higher revenue due to an increase in student enrollment, decreased investments in branding initiatives, and lower student material costs, partially offset by higher personnel-related costs, bad debt expense, and technology-related expenses. ANZ segment income from operations increased 4.3% to $37.4 million in 2024 compared to $35.9 million in 2023, primarily driven by higher revenue due to an increase in enrollment and higher revenue per student as a result of students taking higher course loads, partially offset by increased investments in branding initiatives, higher personnel-related costs, and higher stock-based compensation expense. ETS segment income from operations increased 46.9% to $42.7 million in 2024 compared to $29.1 million in 2023, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions, an increase in employer affiliated enrollment, and an increase in Workforce Edge revenue from new employer partnerships, partially offset by higher personnel-related costs.
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
•integration expenses associated with our acquisition of Torrens University and associated assets in Australia and New Zealand;
•severance costs, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with our restructuring activities;
•income/loss from partnership and other investments that are not part of our core operations; and
•discrete tax adjustments related to stock-based compensation and other adjustments.
To illustrate currency impacts to operating results, Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the year ended December 31, 2025 are also presented on a constant currency basis.
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
Adjusted income from operations was $196.1 million in 2025 compared to $157.3 million in 2024. Adjusted net income was $144.6 million in 2025 compared to $117.7 million in 2024, and adjusted diluted earnings per share was $6.18 in 2025 compared to $4.87 in 2024.
The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Total costs and expenses	$1,093,989	$—	$—	$(21,909)	$—	$—	$1,072,080
Income from operations	$174,231	$—	$—	$21,909	$—	$—	$196,140
Operating margin	13.7%						15.5%
Income before income taxes	$177,393	$—	$—	$21,909	$4,347	$—	$203,649
Net income	$126,614	$—	$—	$21,909	$4,347	$(8,279)	$144,591

Diluted earnings per share	$5.41						$6.18
Weighted average diluted shares outstanding	23,402						23,402
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2024 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Total costs and expenses	$1,064,302	$—	$—	$(1,648)	$—	$—	$1,062,654
Income from operations	$155,628	$—	$—	$1,648	$—	$—	$157,276
Operating margin	12.8%						12.9%
Income before income taxes	$161,432	$—	$—	$1,648	$2,660	$—	$165,740
Net income	$112,684	$—	$—	$1,648	$2,660	$684	$117,676

Diluted earnings per share	$4.67						$4.87
Weighted average diluted shares outstanding	24,140						24,140

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2023 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Total costs and expenses	$1,037,603	$(11,457)	$(1,544)	$(16,256)	$—	$—	$1,008,346
Income from operations	$95,321	$11,457	$1,544	$16,256	$—	$—	$124,578
Operating margin	8.4%						11.0%
Income before income taxes	$100,726	$11,457	$1,544	$16,256	$(2,718)	$—	$127,265
Net income	$69,791	$11,457	$1,544	$16,256	$(2,718)	$(7,245)	$89,085

Diluted earnings per share	$2.91						$3.72
Weighted average diluted shares outstanding	23,956						23,956
__________________________________________________________________________________________
(1)Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(2)Reflects integration expenses associated with the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(4)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0%, 29.0%, and 30.0%, for 2025, 2024, and 2023, respectively.
The table below presents our adjusted results of operations on a constant currency basis for the year ended December 31, 2025 (amounts in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments (1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$1,268,220	$—	$5,808	$1,274,028
Total costs and expenses	$1,093,989	$(21,909)	$4,910	$1,076,990
Income from operations	$174,231	$21,909	$898	$197,038
Operating margin	13.7%			15.5%
Income before income taxes	$177,393	$26,256	$955	$204,604
Net income	$126,614	$17,977	$677	$145,268

Diluted earnings per share	$5.41			$6.21
Weighted average diluted shares outstanding	23,402			23,402
__________________________________________________________________________________________
(1)Reflects non-GAAP adjustments related to restructuring costs, income/loss from other investments, and tax adjustments as described further in the Reconciliation of Reported to Adjusted Results of Operations tables above.
(2)Reflects an adjustment to translate foreign currency after the non-GAAP adjustments for the year ended December 31, 2025 at a constant exchange rate of 0.66 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2024.
Liquidity and Capital Resources
At December 31, 2025, we had cash, cash equivalents, and marketable securities of $153.1 million compared to $199.0 million at December 31, 2024. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at December 31, 2025 and 2024. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. We earned interest income of $8.2 million, $12.5 million, and $10.4 million in each of the years ended December 31, 2025, 2024, and 2023, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. As of December 31, 2025 and 2024, we were in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility. During the years ended December 31, 2025 and 2024, we paid $0.5 million and $3.2 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities increased to $198.2 million in 2025 compared to $169.3 million in 2024. The increase was primarily driven by higher earnings and non-cash adjustments, partially offset by unfavorable changes in working capital.
Our net cash provided by (used in) investing activities increased to $8.5 million of cash provided in 2025 compared to $64.4 million of cash used in 2024. The increase was primarily driven by a $48.1 million increase in cash proceeds from marketable securities and other investments, a $26.0 million decrease in purchases of marketable securities, and $2.2 million of cash proceeds from the sale of property and equipment in 2025, partially offset by a $3.7 million increase in capital expenditures. Capital expenditures increased to $44.3 million in 2025 compared to $40.6 million in 2024, primarily due to the timing of capital projects.
Our net cash used in financing activities increased to $206.2 million in 2025 compared to $136.8 million in 2024. The increase was primarily driven by a $127.4 million increase in share repurchases and a $6.4 million increase in net payments for employee stock awards, partially offset by the non-recurrence in 2025 of a $61.3 million long-term debt payment and a $1.7 million payment of debt financing costs made in 2024, as well as a $1.5 million decrease in cash dividend payments in 2025.
The Board of Directors declared an annual cash dividend of $2.40 per common share, payable in equal parts quarterly. During the year ended December 31, 2025, we paid a total of $57.5 million in cash dividends on our common stock compared to $59.0 million in 2024. During the year ended December 31, 2025, we paid $138.9 million to repurchase shares of common stock in the open market under our repurchase program, compared to $11.5 million in 2024. As of December 31, 2025, we had $213.5 million remaining in share repurchase authorization to use through December 31, 2026.
Our recurring cash requirements consist primarily of general operating expenses, capital expenditures, discretionary dividend payments, income tax payments, and contractual obligations related to our lease agreements, marketing-related vendor subscription agreements, limited partnership investments, and Revolving Credit Facility. We believe that the combination of our existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash available under our Amended Credit Facility will be sufficient to meet our cash requirements for the next 12 months and beyond.
Our material contractual cash commitments include minimum lease payments required under our lease agreements, multi-year marketing spend commitments under a marketing agreement, capital commitments related to our four limited partnership investments and commitment fees associated with our Revolving Credit Facility.
The table below presents our contractual lease cash commitments, including minimum payments for leases signed but not yet commenced as of December 31, 2025 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease cash commitments	$135,370	$17,892	$40,589	$33,642	$43,247
We have a commitment to purchase approximately $42.8 million of media advertising over a three-year period ending in December 2028. The commitment includes annual minimum purchase requirements; however, the timing and allocation of future cash flows will depend on our marketing strategy. Accordingly, we cannot reasonably estimate the amount that will be paid in any given year. As of December 31, 2025, the full $42.8 million commitment remained outstanding.

As of December 31, 2025, we have a commitment to invest up to $1.7 million in our four limited partnership investments through 2031. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place.
Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. As of December 31, 2025, our maximum estimated commitment fee is $0.8 million per annum related to the unused portion of our credit facility.
Recently Issued Accounting Standards
Refer to Note 2, Significant Accounting Policies, within the footnotes to the consolidated financial statements for recently issued accounting standards.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2025, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of December 31, 2025. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 19.8% of our consolidated revenues for the year ended December 31, 2025. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the year ended December 31, 2025, a hypothetical 10% adverse change in the average annual foreign currency exchange rates would have decreased our consolidated revenues by approximately $25.2 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the year ended December 31, 2025 was a increase of $2.3 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Strategic Education, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Strategic Education, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Learn and Earn Scholarship Liability related to Undergraduate Degree Programs — Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company offers the Learn and Earn Scholarship (formerly known as the Graduation Fund), which allows undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate degree program receive one free course for every three courses that the student successfully completes. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. The portion of the Learn and Earn Scholarship liability balance related to students enrolled in undergraduate degree programs was $37.8 million as of December 31, 2025.
We identified the Learn and Earn Scholarship liability as a critical audit matter because estimating credits to be redeemed in the future involves significant estimation by management using a high volume of historical information. This required an increased audit effort due to the volume of historical information when performing audit procedures to evaluate whether the Learn and Earn Scholarship liability was appropriately recorded as of December 31, 2025.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Learn and Earn Scholarship liability for undergraduate degree programs included the following, among others:
•We tested the effectiveness of controls over management’s estimation of the Learn and Earn Scholarship liability for undergraduate degree programs, including those related to management’s methodology and the deferred value of credits estimated to be redeemed in the future.
•We evaluated the appropriateness of the methodology used by management to determine the Learn and Earn Scholarship liability for undergraduate degree programs.
•We tested the completeness and accuracy of the underlying information used to determine the Learn and Earn Scholarship liability for undergraduate degree programs.
•We recalculated the deferred value of credits estimated to be redeemed in the future used to determine the Learn and Earn Scholarship liability for undergraduate degree programs.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 27, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 27, 2025
We served as the Company’s auditor from 1993 to 2024.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$137,074	$140,757
Marketable securities	46,949	7,297
Tuition receivable, net	76,127	78,202
Income taxes receivable	—	2,511
Other current assets	44,793	49,090
Total current assets	304,943	277,857
Property and equipment, net	111,247	107,373
Right-of-use lease assets	103,673	91,140
Marketable securities, non-current	14,981	5,000
Intangible assets	245,098	249,243
Goodwill	1,206,883	1,242,413
Other assets	62,910	65,514
Total assets	$2,049,735	$2,038,540

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,749	$105,791
Income taxes payable	2,926	—
Contract liabilities	89,563	96,247
Lease liabilities	22,222	15,905
Total current liabilities	216,460	217,943
Deferred income tax liabilities	27,586	35,835
Lease liabilities, non-current	103,004	93,216
Other long-term liabilities	40,186	45,140
Total liabilities	387,236	392,134
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,502,385 and 22,968,860 shares issued and outstanding at December 31, 2024 and 2025, respectively	245	230
Additional paid-in capital	1,532,414	1,436,795
Accumulated other comprehensive loss	(88,565)	(46,115)
Retained earnings	218,405	255,496
Total stockholders’ equity	1,662,499	1,646,406
Total liabilities and stockholders’ equity	$2,049,735	$2,038,540
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2024	2025
Revenues	$1,132,924	$1,219,930	$1,268,220
Costs and expenses:
Instructional and support costs	623,903	650,496	647,111
General and administration	384,443	412,158	424,969
Amortization of intangible assets	11,457	—	—
Merger and integration costs	1,544	—	—
Restructuring costs	16,256	1,648	21,909
Total costs and expenses	1,037,603	1,064,302	1,093,989
Income from operations	95,321	155,628	174,231
Other income	5,405	5,804	3,162
Income before income taxes	100,726	161,432	177,393
Provision for income taxes	30,935	48,748	50,779
Net income	$69,791	$112,684	$126,614
Earnings per share:
Basic	$2.98	$4.81	$5.57
Diluted	$2.91	$4.67	$5.41
Weighted average shares outstanding:
Basic	23,403	23,406	22,749
Diluted	23,956	24,140	23,402
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2023	2024	2025
Net income	$69,791	$112,684	$126,614
Other comprehensive income (loss):
Foreign currency translation adjustments	533	(54,564)	42,669
Unrealized gains (losses) on marketable securities, net of tax	288	246	(219)
Comprehensive income	$70,612	$58,366	$169,064
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2022	24,402,891	$244	$1,510,924	$159,690	$(35,068)	$1,635,790
Stock-based compensation	—	—	19,557	215	—	19,772
Exercise of stock options	4,138	—	223	—	—	223
Issuance of restricted stock, net	128,860	1	(5,048)	—	—	(5,047)
Repurchase of common stock	(129,073)	(1)	(8,006)	(2,006)	—	(10,013)
Common stock dividends ($2.40 per share)	—	—	—	(58,819)	—	(58,819)
Foreign currency translation adjustment	—	—	—	—	533	533
Unrealized gains on marketable securities, net of tax	—	—	—	—	288	288
Net income	—	—	—	69,791	—	69,791
Balance at December 31, 2023	24,406,816	$244	$1,517,650	$168,871	$(34,247)	$1,652,518
Stock-based compensation	—	—	25,571	—	—	25,571
Exercise of stock options	8,056	—	512	—	—	512
Issuance of restricted stock, net	207,439	2	(3,833)	—	—	(3,831)
Repurchase of common stock	(119,926)	(1)	(7,486)	(4,051)	—	(11,538)
Common stock dividends ($2.40 per share)	—	—	—	(59,099)	—	(59,099)
Foreign currency translation adjustment	—	—	—	—	(54,564)	(54,564)
Unrealized gains on marketable securities, net of tax	—	—	—	—	246	246
Net income	—	—	—	112,684	—	112,684
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	22,904	50	—	22,954
Exercise of stock options	4,898	—	306	—	—	306
Issuance of restricted stock, net	169,945	2	(10,027)	—	—	(10,025)
Repurchase of common stock	(1,708,368)	(17)	(108,802)	(32,257)	—	(141,076)
Common stock dividends ($2.40 per share)	—	—	—	(57,316)	—	(57,316)
Foreign currency translation adjustment	—	—	—	—	42,669	42,669
Unrealized losses on marketable securities, net of tax	—	—	—	—	(219)	(219)
Net income	—	—	—	126,614	—	126,614
Balance at December 31, 2025	22,968,860	$230	$1,436,795	$255,496	$(46,115)	$1,646,406
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net income	$69,791	$112,684	$126,614
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	(2,136)	—	—
Gain on early termination of operating leases	(141)	(6,166)	(2,196)
Amortization of deferred financing costs	557	674	425
Amortization of investment discount/premium	(65)	(290)	(432)
Depreciation and amortization	57,313	44,378	48,410
Deferred income taxes	(6,322)	(150)	7,733
Stock-based compensation	19,772	25,571	22,954
Impairment of right-of-use lease assets	5,135	677	4,685
Changes in assets and liabilities:
Tuition receivable, net	(12,874)	221	(1,086)
Other assets	(7,631)	(11,622)	(7,593)
Accounts payable and accrued expenses	552	11,577	4,222
Income taxes payable and income taxes receivable	(4,688)	1,067	(5,563)
Contract liabilities	4,495	(2,948)	6,062
Other liabilities	(6,639)	(6,342)	(6,037)
Net cash provided by operating activities	117,119	169,331	198,198

Cash flows from investing activities:
Purchases of property and equipment	(36,943)	(40,580)	(44,252)
Purchases of marketable securities	(26,905)	(54,117)	(28,094)
Proceeds from marketable securities	9,800	31,025	79,078
Proceeds from sale of property and equipment	5,890	—	2,200
Proceeds from other investments	457	20	—
Other investments	(314)	(531)	(390)
Cash paid for acquisition, net of cash acquired	(530)	(177)	(36)
Net cash provided by (used in) investing activities	(48,545)	(64,360)	8,506

Cash flows from financing activities:
Common dividends paid	(58,780)	(58,971)	(57,543)
Payments on long-term debt	(40,000)	(61,275)	—
Net payments for stock awards	(4,828)	(3,318)	(9,720)
Payments of deferred financing costs	—	(1,698)	—
Repurchase of common stock	(9,999)	(11,510)	(138,892)
Net cash used in financing activities	(113,607)	(136,772)	(206,155)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(496)	(3,468)	2,306
Net increase (decrease) in cash, cash equivalents, and restricted cash	(45,529)	(35,269)	2,855
Cash, cash equivalents, and restricted cash — beginning of period	227,454	181,925	146,656
Cash, cash equivalents, and restricted cash — end of period	$181,925	$146,656	$149,511
Non-cash transactions:
Non-cash additions to property and equipment	$3,066	$2,488	$2,741
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
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation.
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
Merger and integration costs include integration expenses associated with the Company’s acquisition of ANZ.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $1.8 million and $0.3 million of these unpaid obligations as of December 31, 2024 and 2025, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2024 and 2025, the Company had approximately $7.3 million and $8.0 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2024 and 2025 (in thousands):

	As of December 31,
	2024	2025
Cash and cash equivalents	$137,074	$140,757
Restricted cash included in other current assets	9,082	8,254
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$146,656	$149,511
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024	December 31, 2025
Tuition receivable	$127,012	$127,634
Allowance for credit losses	(50,885)	(49,432)
Tuition receivable, net	$76,127	$78,202
An additional $7.0 million and $6.2 million of tuition receivable, net, are included in other assets as of December 31, 2024 and 2025, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for each of the three years ended December 31, 2025 (in thousands):

	2023	2024	2025
Allowance for credit losses, beginning of period	$47,586	$47,605	$46,185
Additions charged to expense	48,444	53,491	52,671
Write-offs, net of recoveries	(48,425)	(54,911)	(53,391)
Allowance for credit losses, end of period	$47,605	$46,185	$45,465
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. During the years ended December 31, 2023, 2024, and 2025, the Company recognized $0.4 million, $0.2 million and $2.6 million, respectively, of impairment charges related to property and equipment, which is included in Restructuring costs on the consolidated statements of income.

Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense of property and equipment was $48.4 million, $44.4 million and $48.4 million for the years ended December 31, 2023, 2024, and 2025, respectively. Included in the 2023 depreciation and amortization expense amount is $2.6 million of depreciation expense related to content acquired in the ANZ acquisition, which is included in Amortization of intangible assets on the consolidated statements of income. Repairs and maintenance costs are expensed as incurred.
In recent years, the Company has evaluated its owned and leased real estate portfolio to identify underutilized facilities to either downsize or exit. As a result of this evaluation, the Company sold one owned U.S. Higher Education campus in 2023 and one in 2025. The Company sold the related long-lived assets, consisting of land, buildings, and building improvements, and recognized a $2.1 million gain on sale during the year ended December 31, 2023 and a $0.3 million loss on sale during the year ended December 31, 2025. These amounts are included in Restructuring costs on the consolidated statements of income.
Property and equipment includes costs of computer software developed for internal use, which is accounted for in accordance with ASC 350-40, Internal-Use Software. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation.
Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2025 in the consolidated statements of cash flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.
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
Finite-lived intangible assets acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Finite-lived intangible assets consisted of student relationships, which were all fully amortized by the end of 2023.
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,502,385 and 22,968,860 shares were issued and outstanding as of December 31, 2024 and 2025, respectively. The Company has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.60 per common share for each quarter of 2025. The Company paid these quarterly cash dividends in March, June, September and December of 2025.
Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $185.0 million, $186.3 million and $192.4 million for the years ended December 31, 2023, 2024, and 2025, respectively, and are included within General and administration expense on the consolidated statements of income.
Stock-Based Compensation
In accordance with ASC 718, Stock Compensation, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The fair value of restricted stock awards granted is measured using the fair value of the Company’s common stock on the date of grant or the most recent modification date, whichever is later. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2025 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 15 for additional information.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2025 (in thousands):

	2023	2024	2025
Weighted average shares outstanding used to compute basic earnings per share	23,403	23,406	22,749
Incremental shares issuable upon the assumed exercise of stock options	4	5	1
Unvested restricted stock and restricted stock units	549	729	652
Shares used to compute diluted earnings per share	23,956	24,140	23,402

Anti-dilutive shares excluded from the diluted earnings per share calculation	174	—	212
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2023, 2024, and 2025, the balance of accumulated other comprehensive loss was $34.2 million, net of tax of $0.1 million, $88.6 million, net of tax of $0.1 million, and $46.1 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the years ended December 31, 2023 and 2024. During the year ended December 31, 2025, approximately $0.2 million, net of tax of $0.1 million, of unrealized gains (losses) on marketable securities was reclassified out of accumulated other comprehensive income (loss) to Other income on the consolidated statements of income.
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
The tax years since 2022 remain open for federal tax examination, the tax years since 2021 remain open to examination by certain states, and the tax years since 2020 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced Pillar Two Model Rules to establish a global minimum tax rate of 15% on a per-country basis. Countries where the Company operates, such as Australia and New Zealand, have enacted domestic legislation to implement these global corporate minimum tax rules for fiscal years beginning after January 1, 2024, and January 1, 2025, respectively. The Company has evaluated the impact of the OECD’s Pillar Two framework on its financial statements and determined that Pillar Two did not have a material impact on its 2025 financial statements. We remain compliant with all relevant regulations and will continue to monitor any future developments that may affect our financial reporting.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of specific categories in the effective tax rate reconciliation. Further, the standard requires certain disclosures of state versus federal income tax expense and taxes paid. The Company adopted ASU 2023-09 for its annual reporting period ended on December 31, 2025 and applied the amendments prospectively. See Note 19 for the required income tax disclosures.
Recently Issued Accounting Standards Not Yet Adopted
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2023, 2024, and 2025 (in thousands):

	2023	2024	2025
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$784,066	$820,913	$830,061
Other(1)	34,887	36,977	38,178
Total U.S. Higher Education Segment	818,953	857,890	868,239
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	226,393	249,336	245,513
Other(1)	7,125	7,783	6,071
Total Australia/New Zealand Segment	233,518	257,119	251,584
Education Technology Services Segment(2)	80,453	104,921	148,397
Consolidated revenue	$1,132,924	$1,219,930	$1,268,220
___________________________________________________________
(1)Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other non-tuition revenue streams.
(2)Education Technology Services revenue is primarily derived from tuition revenue and administrative fees.
Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods and services. The Company applies the five-step revenue model under ASC 606, Revenue Recognition (“ASC 606”) to determine when revenue is earned and recognized.
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
At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the consolidated balance sheets based on when the benefits are expected to be realized. Substantially all of the contract liability balance classified as short term at the beginning of the year was recognized into revenue during the year ended December 31, 2025.
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
Revenue from students participating in the Learn and Earn Scholarship is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $16.7 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Learn and Earn Scholarship for the years ended December 31, 2024 and 2025 (in thousands):

	December 31, 2024	December 31, 2025
Balance at beginning of period	$44,480	$37,118
Revenue deferred	20,300	20,186
Benefit redeemed	(27,662)	(19,179)
Balance at end of period	$37,118	$38,125
The portion of the Learn and Earn Scholarship balance related to students enrolled in undergraduate degree programs was $35.3 million and $37.8 million as of December 31, 2024 and 2025, respectively. The remaining Learn and Earn Scholarship balance related to students enrolled in master’s degree programs.
Contract Liabilities – Tuition Cap
Students in certain programs at Capella University may be eligible for tuition cap pricing, wherein their tuition is waived once the student has reached the designated dollar cap threshold for their program. The Company defers the value of the related performance obligation associated with this tuition benefit estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student towards reaching the tuition cap. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within these programs or similar programs. Each quarter, the Company assesses its assumptions underlying these estimates. As of December 31, 2024 and 2025, the Company had $14.7 million and $18.5 million, respectively, of contract liabilities in the consolidated balance sheets related to tuition cap benefits that are estimated to be redeemed in the future. The amount estimated to be redeemed in the next 12 months is $7.4 million and is included as a current contract liability in the consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the Australia/New Zealand segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. During the years ended December 31, 2023, 2024, and 2025, the Company incurred $12.0 million, $4.9 million and $13.3 million, respectively, of severance and other employee separation charges related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the consolidated statements of income.

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities for the years ended December 31, 2023, 2024, and 2025 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2022	$—
Restructuring and other charges	12,015
Payments	(11,220)
Balance as of December 31, 2023	795
Restructuring and other charges	4,902
Payments	(5,163)
Balance as of December 31, 2024(1)	534
Restructuring and other charges	13,326
Payments	(13,000)
Balance as of December 31, 2025(1)	$860
_________________________________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the consolidated balance sheets.
The Company evaluates its owned and leased real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. During the years ended December 31, 2023, 2024, and 2025, the Company recorded right-of-use lease asset impairment charges of approximately $5.1 million, $0.7 million, and $4.7 million, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.4 million, $0.2 million and $2.6 million during the years ended December 31, 2023, 2024, and 2025, respectively.
The Company recorded net benefits related to the early termination of leases of approximately $0.1 million, $6.2 million and $0.4 million during the years ended December 31, 2023, 2024, and 2025, respectively. These net benefits reflect the reduction of the lease liability for payments that will no longer be required and the corresponding adjustment to the related right‑of‑use asset, if any, net of cash payments made in connection with the early termination.
During the year ended December 31, 2023, the Company recorded a $2.1 million gain from the sale of property and equipment at an owned campus, and during the year ended December 31, 2025, the Company recorded a $0.3 million loss related to the sale of property and equipment at its last remaining owned campus. These right-of-use lease asset impairments, fixed asset impairments, net benefits from early lease terminations, and gains and losses on the sale of property and equipment are included in Restructuring costs on the consolidated statements of income.
5.    Marketable Securities
The following is a summary of available-for-sale securities, which are carried at fair value, as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Corporate debt securities	$500	$—	$(1)	$499
Total	$500	$—	$(1)	$499
The Company did not have any marketable securities classified as available-for-sale as of December 31, 2025.

The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2024 and 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2024
Term deposits	$21,653	$—	$—	$21,653
U.S. treasury securities	19,778	18	—	19,796
Corporate debt securities	20,000	—	(26)	19,974
Total	$61,431	$18	$(26)	$61,423

Balance as of December 31, 2025
Term deposits	$2,306	$—	$—	$2,306
U.S. treasury securities	4,991	30	—	5,021
Corporate debt securities	5,000	12	—	5,012
Total	$12,297	$42	$—	$12,339
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2024 and 2025 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2025, there were no securities which were in an unrealized loss position for a period longer than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the years ended December 31, 2023, 2024, and 2025. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024		December 31, 2025
	Available-for-sale securities	Held-to-maturity securities	Available-for-sale securities	Held-to-maturity securities
Due within one year	$499	$46,450	$—	$7,297
Due after one year through five years	—	14,981	—	5,000
Total	$499	$61,431	$—	$12,297
The following table summarizes the purchases of and proceeds from marketable securities for the years ended December 31, 2023, 2024, and 2025 (in thousands):

	December 31, 2023	December 31, 2024	December 31, 2025
Purchases of marketable securities
Purchases of held-to-maturity securities	26,905	54,117	28,094
Total purchases of marketable securities	$26,905	$54,117	$28,094

Proceeds from marketable securities
Maturities of available-for-sale securities	$9,800	$12,805	$500
Maturities of held-to-maturity securities	—	18,220	78,578
Total proceeds from marketable securities	$9,800	$31,025	$79,078
The Company did not sell any available-for-sale or held-to-maturity securities during the years ended December 31, 2023, 2024, and 2025. The Company did not record any gross realized gains or losses in net income during the years ended December 31, 2023, 2024, and 2025.

6.    Property and Equipment
The composition of property and equipment as of December 31, 2024 and 2025 is as follows (in thousands):

	December 31, 2024	December 31, 2025	Estimated useful life (years)
Land	$1,499	$—	—
Buildings and improvements	6,186	—	10-40
Furniture and office equipment	39,196	37,310	5-7
Computer hardware	13,142	14,862	3-7
Computer software	175,039	190,841	3-10
Leasehold improvements	67,858	65,292	3-15
Construction in progress	8,006	8,238	—
	310,926	316,543
Accumulated depreciation and amortization	(199,679)	(209,170)
	$111,247	$107,373
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
The components of lease costs were as follows for the years ended December 31, 2023, 2024, and 2025 (in thousands)

	2023	2024	2025
Lease Cost:
Operating lease cost(1)	$29,897	$19,012	$26,563
Short-term lease cost	360	429	311
Sublease income	(906)	(389)	(303)
Total lease costs	$29,351	$19,052	$26,571
___________________________________________________________
(1)During the years ended December 31, 2023, 2024, and 2025, operating lease cost includes $5.1 million, $0.7 million, and $4.7 million of right-of-use lease asset impairment charges, respectively, related to redundant leased space that was vacated during the year. During the years ended December 31, 2023, 2024 and 2025, operating lease cost includes $0.1 million, $6.2 million, and $0.4 million, respectively, of net benefits related to the early termination of leases. These net benefits reflect the reduction of the lease liability for payments that will no longer be required and the corresponding adjustment to the related right-of-use asset, if any, net of cash payments made in connection with the early termination.
The following table provides a summary of the Company’s average lease term and discount rate as of December 31, 2024 and 2025:

	As of December 31, 2024	As of December 31, 2025
Weighted average remaining lease term (years)	6.8	6.7
Weighted average discount rate	4.88%	4.98%

Supplemental information related to the Company’s leases for the years ended December 31, 2023, 2024, and 2025 (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2024	Year ended December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$30,742	$30,348	$28,523
Right-of-use assets obtained in exchange for operating lease liabilities	$17,921	$10,299	$8,133
Maturities of lease liabilities (in thousands):

Year Ending December 31,
2026	$17,892
2027	20,315
2028	19,220
2029	17,913
2030	14,525
Thereafter	41,215
Total lease payments(1)	131,080
Less: interest	(21,959)
Present value of lease liabilities	$109,121
___________________________________________________________
(1)Excludes approximately $4.3 million of legally binding minimum lease payments for leases that were signed but had not yet commenced as of December 31, 2025.
8.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,416	$92,416	$—	$—
Available-for-sale securities:
Corporate debt securities	499	—	499	—
Total assets at fair value on a recurring basis	$92,915	$92,416	$499	$—
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$88,239	$88,239	$—	$—
Total assets at fair value on a recurring basis	$88,239	$88,239	$—	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds — Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company’s other cash and cash equivalents as of December 31, 2024 and 2025 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

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
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities at December 31, 2024 and 2025 was $61.4 million and $12.3 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2024 or 2025.
9.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2024 and 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2023	$632,075	$519,813	$100,000	$1,251,888
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(45,005)	—	(45,005)
Balance as of December 31, 2024	632,075	474,808	100,000	1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	35,530	—	35,530
Balance as of December 31, 2025	$632,075	$510,338	$100,000	$1,242,413
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2025, the Company performed a qualitative impairment assessment of goodwill assigned to its reporting units using the first day of the fourth quarter of 2025 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that could have a significant bearing on fair value. Based on the results of this qualitative impairment analysis, the Company concluded that no impairment indicators existed for its reporting units as of the assessment date. There were no goodwill impairment charges recorded during the years ended December 31, 2023, 2024, and 2025.
Intangible Assets
The Company’s finite-lived intangible assets were comprised of approximately $200.0 million of student relationships, which were amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflected the pattern in which the economic benefits of the assets were consumed over their estimated useful lives. All finite-lived intangible assets were fully amortized by the end of 2023. Amortization expense related to finite-lived intangible assets was $8.9 million for the year ended December 31, 2023.

Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The following table presents changes in the carrying value of indefinite-lived intangible assets for the years ended December 31, 2024 and 2025 (in thousands):

Indefinite-Lived Intangible Assets
Balance as of December 31, 2023	$251,623
Additions	—
Impairments	(800)
Currency translation adjustments	(5,725)
Balance as of December 31, 2024	245,098
Additions	—
Impairments	(356)
Currency translation adjustments	4,501
Balance as of December 31, 2025	$249,243
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount.
In 2025, the Company performed a qualitative impairment assessment of its indefinite-lived intangible assets using the first day of the fourth quarter of 2025 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that could have a significant bearing on fair value. Based on the results of this qualitative impairment analysis, the Company concluded that no impairment indicators existed for its indefinite-lived intangible assets as of the assessment date.
There were no impairment charges related to indefinite-lived intangible assets recorded during the year ended December 31, 2023. During the years ended December 31, 2024 and 2025, the Company recorded indefinite-lived intangible asset impairment charges of $0.8 million and $0.4 million, respectively, which are included in Restructuring costs on the consolidated statements of income.
10.    Other Current Assets
Other current assets consist of the following as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024	December 31, 2025
Prepaid expenses	$20,841	$22,970
Cloud computing arrangements	9,402	11,074
Restricted cash	9,082	8,254
Deferred contract costs	3,258	4,714
Other	2,210	2,078
Other current assets	$44,793	$49,090

11.    Other Assets
Other assets consist of the following as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024	December 31, 2025
Cloud computing arrangements, net of current portion	$18,328	$24,941
Prepaid expenses, net of current portion	15,678	14,973
Equity method investments	13,428	9,472
Tuition receivable, net, non-current	7,040	6,217
Other investments	2,786	2,786
Deferred contract costs, net of current portion	808	2,149
Other	4,842	4,976
Other assets	$62,910	$65,514
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2024 and 2025, $14.7 million and $13.2 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.7 million across these partnerships through 2031. The Company’s investments range from 3% to 5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2024 and 2025 (in thousands):

	2024	2025
Limited partnership investments, beginning of period	$16,068	$13,428
Capital contributions	531	390
Pro-rata share in the net income (loss) of limited partnerships	(2,699)	(4,346)
Distributions	(472)	—
Limited partnership investments, end of period	$13,428	$9,472
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
12.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024	December 31, 2025
Trade payables	$55,733	$55,986
Accrued compensation and benefits	38,843	42,083
Accrued student obligations and other	7,173	7,722
Accounts payable and accrued expenses	$101,749	$105,791
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
As of December 31, 2024 and 2025, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility.
During the years ended December 31, 2023, 2024 and 2025, the Company paid $6.8 million, $3.2 million and $0.5 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.

14.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2024 and 2025 (in thousands):

	December 31, 2024	December 31, 2025
Contract liabilities, net of current portion	$34,505	$35,577
Asset retirement obligations	3,876	3,874
Other	1,805	5,689
Other long-term liabilities	$40,186	$45,140
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
On April 23, 2025, the Company’s shareholders approved the Second Amendment to the 2018 Plan, which increased the total number of shares of common stock available for issuance under the 2018 Plan by 700,000 shares. As of December 31, 2025, 983,727 shares were available for issuance under the 2018 Plan.
As of December 31, 2025, the Company has issued and outstanding awards under the 2018 Plan and the 2014 Capella Plan.
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

Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2025:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2022	1,071,561	$81.70
Grants	271,576	93.93
Vested shares	(154,764)	124.19
Forfeitures	(97,251)	74.03
Balance, December 31, 2023	1,091,122	80.08
Grants	273,533	95.34
Vested shares	(124,897)	137.81
Forfeitures	(9,417)	69.37
Balance, December 31, 2024	1,230,341	78.03
Grants	268,430	96.78
Vested shares	(313,793)	89.12
Forfeitures	(28,963)	82.98
Balance, December 31, 2025	1,156,015	$79.25
Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2025:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2022	23,299	$65.76	3.0	$352
Grants	—	—
Exercises	(4,138)	53.95
Forfeitures/Expirations	—	—
Balance, December 31, 2023	19,161	68.32	2.2	461
Grants	—	—
Exercises	(8,056)	63.57
Forfeitures/Expirations	—	—
Balance, December 31, 2024	11,105	71.76	1.6	241
Grants	—	—
Exercises	(4,898)	62.40
Forfeitures/Expirations	(749)	74.75
Balance, December 31, 2025	5,458	$79.74	0.9	$34
Exercisable, December 31, 2025	5,458	$79.74	0.9	$34
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
The Company received $0.2 million, $0.5 million, and $0.3 million of net cash proceeds related to stock options exercised during the years ended December 31, 2023, 2024, and 2025, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2023, 2024, and 2025 was $0.1 million, $0.3 million, and $0.1 million, respectively.

Valuation and Expense Information under ASC 718, Stock Compensation
At December 31, 2025, total stock-based compensation cost which has not yet been recognized was $39.4 million for unvested restricted stock and restricted stock units. This cost is expected to be recognized over the next 1.4 years on a weighted-average basis. Approximately 742,000 shares of restricted stock awards and restricted stock units are subject to performance conditions. The stock-based compensation expense for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2023, 2024, and 2025 (in thousands):

	2023	2024	2025
Instructional and support costs	$5,804	$6,989	$8,365
General and administration	13,461	18,239	14,360
Restructuring costs	507	343	229
Stock-based compensation expense included in operating expense	19,772	25,571	22,954
Tax benefit	5,156	6,824	6,012
Stock-based compensation expense, net of tax	$14,616	$18,747	$16,942
During the years ended December 31, 2023 and 2024, the Company recognized shortfall tax impacts of approximately $1.4 million and $1.2 million, respectively, related to share-based payment arrangements, which were adjustments to the provision for income taxes. During the year ended December 31, 2025, the Company recognized windfall tax benefits of approximately $0.4 million.
16.    Other Employee Benefit Plans
The Company sponsors the Strategic Education, Inc. 401(k) Plan, which covers all eligible employees of the Company. The Company makes discretionary contributions to participants of the Strategic Education, Inc. 401(k) Plan through a Company match of 100% on the first 2%, and 50% on the next 2%, of the employee contributions, for a maximum company match of 3%. The Company’s contributions to these plans totaled $8.2 million, $8.6 million and $8.9 million for the years ended December 31, 2023, 2024, and 2025, respectively.
Pursuant to local laws, ANZ is required to make contributions on behalf of its employees for post-retirement superannuation benefits. In addition, ANZ has recorded a liability for long service leave, an entitlement for which employees meeting certain requirements are eligible for extended paid leave. The Company incurred $8.6 million, $9.3 million, and $10.9 million in expense related to these arrangements for the benefit of ANZ employees for the years ended December 31, 2023, 2024, and 2025, respectively.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2023, 2024, and 2025 were as follows:

	Shares purchased	Average price per share
2023	13,934	$72.38
2024	12,507	$90.79
2025	16,374	$75.29
17.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2025, $213.5 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2026. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital in an amount equal to the price at which the repurchased shares were originally sold, with any excess cash paid to repurchase the shares being recorded as a reduction to retained earnings.
Shares of common stock repurchased on the open market under the Company’s repurchase program for the years ended December 31, 2023, 2024, and 2025 were as follows:

	Shares repurchased	Average price paid per share
2023	129,073	$77.47
2024	119,926	$95.97
2025	1,708,368	$81.30
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
19.    Income Taxes
The income tax provision for the years ended December 31, 2023, 2024 and 2025 is summarized below (in thousands):

	2023	2024	2025
Current:
Federal	$20,071	$25,896	$22,835
State	6,228	8,844	8,391
Foreign	10,962	14,295	11,787
Total current	37,261	49,035	43,013
Deferred:
Federal	(2,437)	(843)	7,525
State	(100)	838	350
Foreign	(3,789)	(282)	(109)
Total deferred	(6,326)	(287)	7,766
Total provision for income taxes	$30,935	$48,748	$50,779
The U.S. and foreign components of income before income taxes for the years ended December 31, 2023, 2024 and 2025 are summarized below (in thousands):

	2023	2024	2025
United States	$76,893	$118,785	$139,429
Foreign	23,833	42,647	37,964
Total income before income taxes	$100,726	$161,432	$177,393
The Company intends to indefinitely reinvest its foreign earnings and cash unless such repatriation results in no or minimal tax costs. State income taxes associated with the foreign earnings that the Company intends to repatriate in the future are not material. As such, no deferred tax liabilities have been recorded in the United States with respect to foreign subsidiary earnings.

The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax liability are as follows as of December 31, 2024 and 2025 (in thousands):

	2024	2025
Lease liabilities	$15,182	$13,264
Allowance for credit losses	12,465	12,176
Stock-based compensation	9,758	10,085
Contract liabilities	8,972	9,201
Loss carryforward	3,088	3,977
Other	5,297	7,899
Other facility-related costs	1,033	938
Intangible assets	(69,712)	(71,720)
Right-of-use lease assets	(9,397)	(8,256)
Prepaid expenses	(1,108)	(6,775)
Valuation allowance	(2,991)	(3,889)
Property and equipment	(173)	(2,735)
Net deferred tax liability	$(27,586)	$(35,835)
As of December 31, 2025, Loss carryforward consists of net operating losses related to the states where the Company does not file a consolidated return. The company has state net operating loss carryforwards of $48.4 million which will expire from 2032 through 2042 and $42.8 million which have an indefinite carryover period. The change in the valuation allowance for deferred tax assets as of December 31, 2024 and 2025 was $0.3 million and $0.9 million, respectively, and is primarily related to net operating loss carryforwards in states where the Company does not file a consolidated tax return. The Company concluded that it was more likely than not that the deferred tax asset for the net operating loss carryforwards would not be realized due to negative evidence outweighing the positive evidence regarding the realization of the deferred tax assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of December 31, 2024 and 2025, the Company had no unrecognized tax benefits recorded on its consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company had no interest and penalties included in the consolidated balance sheets as of December 31, 2024 and 2025.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2024	2025
Beginning unrecognized tax benefits	$948	$—
Additions for tax positions taken in the prior year	—	—
Reductions for tax positions taken in prior years	(948)	—
Ending unrecognized tax benefits	$—	$—
During the years ended December 31, 2024 and 2025, the Company did not record any unrecognized tax benefits.
As stated in Note 2, the Company adopted ASU 2023-09 for its annual reporting period ended on December 31, 2025. The Company applied the standard prospectively. Accordingly, the comparative disclosures below for the years ended December 31, 2023 and 2024 continue to be presented under previous ASC 740 disclosure requirements, whereas the disclosures for the year ended December 31, 2025 reflect the enhanced disaggregation requirements under ASU 2023-09.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2023 and 2024, prior to the adoption of ASU 2023-09, is as follows:

	2023	2024
Statutory federal rate	21.0%	21.0%
State income taxes, net of federal benefits	3.7	3.8
Impact of foreign operations	2.1	2.4
Nondeductible compensation	1.9	1.4
Excess tax benefit on share-based compensation	1.1	0.6
Change in valuation allowance	0.8	0.2
Other	0.1	0.8
Effective tax rate	30.7%	30.2%
A reconciliation between the Company’s statutory tax rate and the effective tax rate for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows (amounts in thousands):

	2025
	Amount	Percent
Statutory federal rate	37,252	21.0%
State income taxes, net of federal benefits(1)	6,030	3.4%
Change in valuation allowance (state)	761	0.4%
Impact of foreign operations
Statutory tax rate difference between Australia and US	3,302	1.9%
Change in valuation allowance	136	0.1%
Other foreign jurisdictions	81	—%
Nontaxable or nondeductible items
Nondeductible compensation	3,084	1.7%
Excess tax benefit on share-based compensation	(306)	(0.2)%
Other	439	0.3%
Effective tax rate	50,779	28.6%
___________________________________________________________
(1)State taxes in Virginia, California, Pennsylvania, Georgia, New York, Florida, South Carolina, and Maryland made up the majority (greater than 50 percent) of the tax effect in this category
Cash payments for income taxes were $42.9 million and $49.2 million for the years ended December 31, 2023 and 2024, respectively.
Cash payments (net of refunds) for income taxes by jurisdiction for the year ended December 31, 2025 are summarized below (in thousands):

2025
Federal	$24,459
State	7,827
Foreign	16,561
Total cash payments (net of refunds) for income taxes	$48,847
The jurisdictions in which income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) for the year ended December 31, 2025 are as follows (in thousands):

2025
Foreign
Australia	$15,817

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”), which includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company accounted for the impacts of OBBBA in 2025, which had no material impact on its annual effective tax rate in 2025.
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
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Capella University and Strayer University, including the Jack Welch Management Institute MBA, which is an offering of Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are offerings of Strayer University.
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
The ANZ segment is comprised of Torrens University, Think Education, and Media Design School at Strayer (“MDS”) in Australia and New Zealand, which collectively offer certificate and degree programs in business, design, education, hospitality, healthcare, and technology through campuses in Australia, New Zealand, and online. On September 8, 2025, MDS became a wholly owned subsidiary and international additional location of Strayer University and is included within Strayer University’s Middle States Commission on Higher Education accreditation. The New Zealand Qualification Authority approved the transaction and MDS continues to operate as a New Zealand private training establishment. MDS continues to be part of the ANZ reportable segment.
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

A summary of financial information by reportable segment for the year ended December 31, 2023 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$818,953	$233,518	$80,453	$1,132,924

Segment expenses
Direct segment expenses	703,035	178,922	47,283	929,240
Enterprise shared services allocation	56,290	18,734	4,082	79,106
Segment income from operations	$59,628	$35,862	$29,088	$124,578

Unallocated expenses
Amortization of intangible assets				(11,457)
Merger and integration costs				(1,544)
Restructuring costs				(16,256)
Consolidated income from operations				$95,321
Other income				5,405
Consolidated income before income taxes				$100,726
A summary of financial information by reportable segment for the year ended December 31, 2024 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$857,890	$257,119	$104,921	$1,219,930

Segment expenses
Direct segment expenses	719,214	200,776	57,910	977,900
Enterprise shared services allocation	61,511	18,949	4,294	84,754
Segment income from operations	$77,165	$37,394	$42,717	$157,276

Unallocated expenses
Restructuring costs				(1,648)
Consolidated income from operations				$155,628
Other income				5,804
Consolidated income before income taxes				$161,432

A summary of financial information by reportable segment for the year ended December 31, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$868,239	$251,584	$148,397	$1,268,220

Segment expenses
Direct segment expenses	707,373	194,212	81,148	982,733
Enterprise shared services allocation	58,994	21,918	8,435	89,347
Segment income from operations	$101,872	$35,454	$58,814	$196,140

Unallocated expenses
Restructuring costs				(21,909)
Consolidated income from operations				$174,231
Other income				3,162
Consolidated income before income taxes				$177,393
The following table presents a schedule of significant non-cash items included in segment income from operations by reportable segment for the years ended December 31, 2023, 2024, and 2025 (in thousands):

	2023	2024	2025
Depreciation and amortization
U.S. Higher Education	$33,655	$31,663	$30,730
Australia/New Zealand	8,954	9,065	9,628
Education Technology Services	2,526	3,468	5,169
Amortization of intangible assets	11,457	—	—
Merger and integration costs	336	—	—
Restructuring costs	385	182	2,883
Consolidated depreciation and amortization	$57,313	$44,378	$48,410
Stock-based compensation
U.S. Higher Education	$17,653	$19,337	$18,395
Australia/New Zealand	(117)	3,951	1,581
Education Technology Services	1,729	1,940	2,749
Restructuring costs	507	343	229
Consolidated stock-based compensation	$19,772	$25,571	$22,954
Geographic Information
The Company’s revenues by geographic area, which are primarily generated by students enrolled at institutions in those areas, for the years ended December 31, 2023, 2024, and 2025 were as follows (in thousands):

	2023	2024	2025
United States	$899,406	$962,811	$1,016,636
Australia/New Zealand	233,518	257,119	251,584

The Company’s long-lived assets are comprised of Property and equipment, net and Right-of-use lease assets. The Company’s long-lived assets by geographic area as of December 31, 2024 and 2025 were as follows (in thousands):

	December 31, 2024	December 31, 2025
United States	$108,418	$100,774
Australia/New Zealand	106,502	97,739
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
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment (“BDTR”) Regulations, the Department announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet Post-Class Applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and, if the Department does not adjudicate the applications by January 28, 2026, it will provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). In December 2025, the Department requested an 18-month extension of the January 28, 2026 deadline, which was denied; the Department requested reconsideration in January 2026 and is awaiting the court’s decision. In 2023, the Department informed institutions that: it would be notifying most schools of all applications received by the Department from June 23, 2022 to November 15, 2022 (constituting Sweet Post-Class Applicants) in a single send (and anticipated completing notification to all schools by approximately April 2024).
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
OBBBA eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students, OBBBA maintains existing loan limits of $20,500 annually for unsubsidized loans in the Direct Loan Program; for professional students enrolled on or after July 1, 2026, OBBBA raises the annual limits to $50,000. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is generally $200,000 minus the amounts borrowed for the professional degree program. With respect to professional students, the aggregate graduate loan limit is generally $200,000 minus certain other previously borrowed amounts, including certain subsidized loans and amounts borrowed as a graduate student, if applicable. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year. The Department initially indicated in July 2025 that it planned to release a schedule of reductions for public comment later in 2025, which institutions would be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond. However, in connection with negotiated rulemaking, consensus was reached in November 2025 on regulatory text that would establish loan eligibility at the time of disbursement using an agreed calculation for less than full-time students, and proposed regulations were released in January 2026.
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
Among other things related to loan repayment plans, OBBBA requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan. Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (“ICR”) plan must transition to a different plan by July 1, 2028. OBBBA also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.
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
The Department of Education convened two negotiated rulemaking committees to meet to consider regulations to implement provisions of OBBBA and related Trump administration priorities, as detailed in the “Negotiated Rulemaking” section below.
Title IV Programs
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
•Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program, the Department of Education makes loans directly to students and their parents. Undergraduate students who demonstrate financial need may qualify for a subsidized loan. The federal government pays the interest on a subsidized loan while the student is in school and during any approved periods of deferment, after which the student’s obligation to repay the loan begins. Unsubsidized loans are available to undergraduate students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan, as well as graduate students (subject to certain limitations).
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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Capella University and Strayer University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. The Company has applied the financial responsibility standards to its financial statements as of and for the year ended December 31, 2025, and based on its calculated composite score and other relevant factors, it believes the Company met the Department of Education’s financial responsibility standards.
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
On October 23, 2023, the Department released final rules on financial responsibility. Pursuant to new regulations effective July 1, 2024, the Department adopted new mandatory and discretionary triggers and new reporting requirements. New mandatory triggers include but are not limited to failing the 90/10 Rule; receiving at least 50% of Title IV funds from programs that fail gainful employment requirements; certain SEC or exchange actions; and certain actions that result in an institution’s recalculated composite score to fall below 1.0, including being subject to a Department action to recover losses from approved BDTR claims. All of the mandatory triggers constitute an automatic failure of the financial responsibility requirements and would enable the Department to seek financial protection. The rules also establish new discretionary triggers that permit the Department to conduct a case-by-case analysis to determine if additional financial protection is needed. Such discretionary triggers include accrediting agency and government agency actions; certain defaults or creditor events; high annual dropout rates; elimination of programs or locations that enroll more than 25% of the institution’s Title IV students; and pending BDTR claims, among other things. In general, institutions will be required to report triggering events within 21 days of occurrence. According to the regulation, such triggering events may result in a financial protection requirement that would most likely take the form of a letter of credit or cash escrow and provisional certification to participate in Title IV. The amount of financial protection can range from 10% up to 50% of Title IV funds per triggering event, and the Department may “stack” financial protection requirements if more than one mandatory or discretionary trigger is present.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2025, the Department of Education issued cohort default rates for federal fiscal year 2022.
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
National and institutional cohort default rates for cohort years 2020, 2021, and 2022 have been impacted by the COVID-19 repayment pause. Capella University’s and Strayer University’s official three-year cohort default rates for 2020, 2021, and 2022, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

Cohort Year	Capella University	Strayer University	National Average Proprietary Institutions
2020	0.0%	0.0%	0.0%
2021	0.0%	0.0%	0.0%
2022	0.0%	0.0%	0.0%
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
On July 10, 2023, the Department issued final regulations to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. Among other things, this new regulation—known as the Saving on a Valuable Education (SAVE) Plan—revised the Revised Pay As You Earn (REPAYE) regulations, eliminated negative amortization, and offered $0 monthly payments for any individual borrower who makes less than roughly $32,800 annually and any borrower in a family of four who makes less than about $67,500 annually (using the 2023 Federal poverty guidelines). The SAVE Plan was scheduled to be fully implemented in July 2024, but a federal appeals court paused implementation of the entire SAVE Plan pending resolution of legal challenges brought by several states. Meanwhile, the Department published an interim final rule to allow borrowers to enroll in the ICR and Pay As You Earn (PAYE) repayment plans, designated for early implementation on December 16, 2024, through July 1, 2027. Although it is too early to know the entirety of the impact that COVID and COVID-related repayment flexibility will have on the cohort default rate, the Company expects that the next one or more cohort years will be affected. On December 9, 2025, the Department announced a proposed joint settlement to resolve the legal challenges, resulting in termination of the SAVE Plan; the settlement is pending court approval.
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
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, which included a change to the 90/10 methodology to include all federal funding. The Department of Education promulgated new regulations regarding, among other things, the 90/10 rule as part of the Institutional and Programmatic Eligibility negotiated rulemaking and the committee reached consensus on the topic in March 2022. The Department released final regulations on October 27, 2022. The regulatory changes require proprietary institutions to count all “federal education assistance funds” as federal revenue in the 90/10 calculation for fiscal years beginning on or after January 1, 2023. The preamble to the final rule and subsequent sub-regulatory guidance prohibited the inclusion of non-Title IV eligible programs offered in part or in full through distance education or at unapproved locations in the 10% calculation, but this language was effectively rescinded by new interpretive guidance published by the Department on July 7, 2025. On December 21, 2022, the Department released a list of federal agencies and federal education assistance programs that must be included as federal revenue in the 90/10 calculation. Such agencies include the U.S. DOD (military tuition assistance) and the VA (veterans education benefits). The Department indicated that it will publish periodic updates to the list as needed.
In addition, from time to time certain members of Congress have proposed to revise the 90/10 Rule to reduce the limit on federal funding to 85% of total revenue. In the context of Higher Education Act reauthorization, defense bills and appropriations bills, other members of Congress have proposed legislation that would eliminate the 90/10 Rule. The Company cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.
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
On December 8, 2021, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for, among other topics, gainful employment, via the Institutional and Programmatic Eligibility rulemaking. Meetings of the negotiated rulemaking committee occurred in spring 2022 with the committee failing to reach consensus. On May 17, 2023, the Department released proposed rules on financial value transparency and gainful employment, financial responsibility, administrative capability, certification procedures, and ability to benefit. On September 27, 2023, the Department released final regulations on financial value transparency and gainful employment, which are largely consistent with the proposed rule. The gainful employment final rule establishes two independent metrics, both of which must be passed by a gainful employment program subject to the rule in order to maintain Title IV eligibility. Any gainful employment program that fails either or both metrics in a single year would be required to provide a disclosure to current and prospective students, and any such program that fails the same metric in two out of three consecutive years for which the program’s metrics are calculated would lose its access to federal financial aid. The two metrics are 1) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, which must be less than or equal to 8% of annual earnings or 20% of discretionary earnings, and 2) an earnings premium test that measures whether the typical graduates from a program that received federal financial aid earn more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. A program that fails in two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for the program or launch and receive Title IV for a “substantially similar program” (generally defined as a program with the same four-digit CIP code) for a minimum of three years. The final rule describes that the Department will now measure earnings six years after graduation (instead of the proposed rule’s three years after graduation) for certain qualifying graduate programs such as clinical psychology, marriage and family therapy, clinical social work, and clinical counseling. The final rule also includes the requirement that, beginning July 1, 2026, all schools provide a link to a Department of Education-hosted website that includes information on cost, earnings, and licensure information, and the gainful employment metrics. The final gainful employment regulations took effect July 1, 2024. The Department initially indicated that it will release metrics beginning in the 2025 financial aid award year. Based on that timeline, beginning July 1, 2026, if a program fails a metric, an institution must provide warnings to students and prospective students meeting certain minimum requirements to be specified by the Department; programs that fail the same metric in the first two years the rates are issued will lose eligibility in 2026. On December 22, 2023, a lawsuit was filed against the Department in the United States District Court for the Northern District of Texas alleging that the rulemaking process and final rule were based on arbitrary and capricious decisions made by the Department, and that the rule violates constitutional rights related to speech, equal protection, and due process. On March 20, 2024, another lawsuit was filed against the Department in the United States District Court for the Northern District of Texas seeking a preliminary and permanent injunction enjoining the Department from enforcing the final rule on the grounds that the rule exceeds the Department’s statutory authority, and is arbitrary, capricious, an abuse of discretion, and otherwise is not in accordance with law, and the motion for preliminary injunction was denied on June 20, 2024. On July 2, 2024, the court consolidated the two Gainful Employment cases into one, and in October 2025, the court granted summary judgment in favor of the Department, upholding the rule. Plaintiffs filed a notice of appeal in November 2025. Capella University and Strayer University are not parties to the lawsuit. The Company is unable to predict the ultimate outcome of the litigation.
In a March 29, 2024 Electronic Announcement (GE-24-01), the Department released additional information and updates to help institutions prepare for complying with the Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) Regulations, including that the deadline for initial institutional data reporting was extended from July 31, 2024 to October 1, 2024. In a September 13, 2024 Electronic Announcement (GE-24-08), the Department announced the deadline for initial institutional data reporting was further extended from October 1, 2024 to January 15, 2025. Capella University and Strayer University submitted the appropriate data ahead of the extended deadline. On January 17, 2025, the Department reopened the reporting process for debt reporting until February 18, 2025. On February 14, 2025, the Department announced that it would further extend the deadline for all reporting data associated with FVT/GE to September 30, 2025; it further announced that there would be no additional extensions of the reporting deadline beyond September 30, 2025, it did not plan to produce any FVT/GE metrics prior to the new deadline, and that it would take no enforcement or other punitive actions against institutions that had not completed reporting to date.
On January 9, 2026 the negotiated rulemaking committee reached consensus on changes to the current gainful employment regulation. The consensus language includes, among other things, elimination of the debt-to-earnings ratio as an accountability metric for gainful employment programs, changes to generally align the gainful employment earnings premium test with the accountability measure codified in OBBBA, and changes to the reporting requirements that currently exist under the gainful employment regulation. The Department’s proposed changes to gainful employment will be subject to public comment and are expected to be effective as early as July 1, 2027.
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
As part of the Department’s 2016 promulgation of the BDTR regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The expanded definition included “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and, after a series of delays, went into effect as of October 16, 2018.
On August 30, 2019, the Department released final BDTR regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either

(1) enrollment or continuing enrollment at the institution, or (2) the provision of educational services for which the loan was made.
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
On October 31, 2022, the Department of Education published a final Borrower Defense to Repayment Rule (the “2022 BDTR Rule”). Among other things, the 2022 BDTR Rule sets a single standard and streamlined process for relief that will apply to all future and pending Borrower Defense to Repayment claims as of July 1, 2023, regardless of the date of a borrower’s loan disbursement; defines the types of misconduct that could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final Department of Education actions that could give rise to a Borrower Defense to Repayment claim; establishes a presumption that borrowers reasonably relied upon misrepresentations or omissions; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge, including based on a state law standard; and creates a process for the adjudication of group claims based on common facts. The 2022 BDTR Rule permits nonprofit legal assistance organizations to request group claims. The 2022 BDTR Rule also establishes a recoupment process separate from the approval of Borrower Defense to Repayment claims. In addition, the 2022 BDTR Rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. The 2022 BDTR Rule also modified the closed school discharge rule to provide an automatic discharge one year after an institution or location’s closure date for borrowers who were enrolled at the time of closure or left 180 days before closure and who do not accept an approved teach-out agreement or continuation of the program at another location of the school; those who accept but do not complete a teach-out agreement or program continuation will receive a discharge one year after their last date of attendance. The 2022 BDTR Rule became effective July 1, 2023.
On August 7, 2023, in the matter of Career Colleges and Schs. of Tex. vs. U.S. Dep’t of Educ., et al. (No. 23-50491), the U.S. Court of Appeals for the Fifth Circuit granted a nationwide emergency injunction preventing the Department of Education’s enforcement of the 2022 BDTR Rule. On April 4, 2024, the Fifth Circuit reversed the underlying district court decision denying injunctive relief and remanded the case to the district court with instructions to enjoin and postpone the effective date of the 2022 BDTR Rule pending final judgment. On October 10, 2024, the Department timely filed a petition for a writ of certiorari, seeking review by the Supreme Court of the United States. On August 8, 2025, on the parties’ joint stipulation, the U.S. Supreme Court dismissed the Department’s appeal. In stipulating to dismissal of the appeal, the Department referenced the effect of OBBBA. The case remains with the federal district court on remand.
The OBBBA, signed into law on July 4, 2025, amends the Higher Education Act to delay the effective date of the 2022 BDTR Rule, including their closed school discharge provisions, until July 1, 2035. The OBBBA reinstated the 2019 version of those rules, which took effect July 1, 2020. In connection with litigation challenging the 2022 BDTR Rule that resulted in an injunction delaying its effective date, the Department indicated it would not adjudicate BDTR applications under the 2022 BDTR Rule unless the rule was reinstated.

State Authorization Reciprocity Agreement (SARA)
Capella University and Strayer University participate in the State Authorization Reciprocity Agreement (“SARA”), enabling enrollment of distance education students in SARA member states. The universities apply separately to non-SARA states (e.g., California) for required authorization. Failure to comply with SARA requirements or state licensing for distance education in non-SARA states could result in loss of SARA participation or state authorization for distance education there.
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. NC-SARA began its 2025 policy modification process in January 2025 with a call for proposals. In September 2025, NC-SARA announced approval of nine policy changes by all four regional compacts, later adopted by the NC-SARA board. The next modification process is expected to begin in January 2026. Adoption of proposals affecting institutional participation could have a material adverse effect on Capella University, Strayer University, and the Company.
Negotiated Rulemaking
On April 4, 2025, the Department announced its intention to host public hearings and convene one or more negotiated rulemaking committees to prepare proposed Title IV regulations. The Department hosted public hearings on April 29, 2025 and May 1, 2025 and accepted written comments through May 5, 2025. The Department held negotiated rulemaking on proposed changes to the Public Service Loan Forgiveness program June 30 through July 2, 2025. The negotiating committee did not reach consensus on changes. As a result the Department proposed its own regulatory language on August 18, 2025, and issued final regulations on October 31, 2025 which, among other things, amends the definition of a “qualifying employer” to exclude employers that engage in activities that have a “substantial illegal purpose” as described in the regulation.
On July 24, 2025, the Department of Education announced its intention to establish two negotiated rulemaking committees to prepare proposed regulations implementing OBBBA and related Trump administration priorities. One committee, the Reimagining and Improving Student Education (“RISE”) Committee, addressed federal student loan-related changes and met for two multi-day sessions between September 2025 and November 2025; the committee reached consensus on draft regulatory language, and the Department released proposed regulations on January 29, 2026 consistent with the consensus language. Specifically, the proposed regulations implement the statutory loan-related changes reflected in OBBBA (described in the OBBBA section above) which among other things includes, with limited grandfathering, new annual, aggregate and lifetime loan limits for graduate students and professional students, proportional adjustment of annual loan limits for students enrolled less than full time, and the phasing out of Federal Direct PLUS loans for graduate students and professional students. The proposed regulations define “graduate student” and “professional student” for purposes of such changes. “Graduate student” is defined as “[a] student enrolled in a program of study that is above the baccalaureate level and awards a graduate credential (other than a professional degree) upon completion of the program.” “Professional student” is defined as “[a] student enrolled in a program of study that awards a professional degree upon completion of the program,” and the proposed regulations clarify that a professional degree is a degree that: (1) signifies both completion of the academic requirements for beginning practice in a given profession and a level of professional skill beyond that normally required for a bachelor’s degree; (2) is generally at the doctoral level, and that requires at least six academic years of postsecondary education coursework for completion, including at least two years of post-baccalaureate level coursework; (3) generally requires professional licensure to begin practice; and (4) includes a four-digit program CIP code in certain specified fields (pharmacy, dentistry, veterinary medicine, chiropractic, law, medicine, optometry, osteopathic medicine, podiatry, theology, and clinical psychology). The Department is accepting public comment on the proposed rule through March 2, 2026.
A second committee, the Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) Committee, addressed Workforce Pell, institutional and programmatic accountability, and other issues, and met for two multi-day sessions between December 2025 and January 2026; the committee reached consensus on the Workforce Pell and accountability packages. Because the committees reached consensus, the Department must publish a notice of proposed rulemaking that generally aligns with the consensus language.
Notwithstanding consensus on draft regulatory language, the Company is unable to predict the ultimate outcome of the rulemaking process or what guidance the Department may issue regarding how schools are to implement OBBBA’s legislative changes.

On January 26, 2026, the Department announced its intent to establish the Accreditation, Innovation, and Modernization negotiated rulemaking committee to develop proposed regulations on accreditation-related topics; the Department anticipates the committee will convene April-May 2026.
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
Title VI
Under Title VI of the Civil Rights Act of 1964, institutions receiving federal financial assistance are prohibited from discriminating on the basis of race, color, or national origin. On January 21, 2025, President Trump issued Executive Order 14173 “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” ordering, among other matters, all agencies to enforce civil rights laws and combat illegal private sector Diversity, Equity, and Inclusion (“DEI”) preferences, mandates, policies, programs and activities. The executive order further directed the U.S. Attorney General and the Secretary of Education to issue guidance to all institutions of higher education that receive federal financial assistance regarding measures and practices required to comply with the U.S. Supreme Court’s decision in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) (“SFFA”), in which the Court significantly altered the existing legal framework relevant to race-conscious admissions to achieve student body diversity. On February 5, 2025, the U.S. Attorney General issued a memorandum to all Department of Justice employees stating that the Department of Justice’s Civil Rights Division will investigate, eliminate, and penalize illegal DEI as well as diversity, equity, inclusion and accessibility (“DEIA”) preferences, mandates, policies, programs and activities in the private sector and educational institutions that receive federal funds. The Attorney General further stated that by March 1, 2025, the Civil Rights Division and Office of Legal Policy would jointly prepare a report containing recommendations for enforcement and address: key sectors of concern within the Department of Justice’s jurisdiction; the most egregious illegal DEI/DEIA practitioners in each sector of concern; plans to deter the use of illegal DEI/DEIA, including proposals for criminal investigations and up to nine potential civil compliance investigations of publicly traded corporations and certain other organizations; potential litigation activities, regulatory actions, and sub-regulatory guidance; and other strategies to end illegal DEI and DEIA discrimination and preferences and ensure compliance with federal civil rights laws. On July 29, 2025, the Attorney General released “Guidance for Recipients of Federal Funding Regarding Unlawful Discrimination,” which describes “the significant legal risks of initiatives that involve discrimination based on protected characteristics” and provides “non-binding best practices to help entities avoid the risk of violations.” Various litigation challenging Executive Order 14173 was brought in federal district court; after a preliminary injunction was granted by a Maryland district court enjoining portions of the executive order, the appeals court stayed the injunction pending appeal.
On February 14, 2025, the Department of Education issued a DCL setting forth the anti-discrimination obligations of institutions that receive federal financial assistance. The DCL asserts that the SFFA decision applies more broadly to prohibit using race in decisions related to admissions, hiring, promotion, compensation, financial aid, scholarships, prizes, administrative support, discipline, housing, graduation ceremonies, and all other aspects of student, academic, and campus life. The DCL further states that programs and activities that treat students differently on the basis of race to achieve “nebulous” diversity, racial balancing, social justice, or equity goals are illegal. The Department informed institutions that the Department intended to take appropriate measures to assess compliance with the applicable statutes and regulations beginning February 28, 2025. The DCL further noted that institutions that fail to comply with federal civil rights law may, consistent with applicable law, face potential loss of federal funding. On February 28, 2025, the Department issued additional guidance in a Frequently Asked Questions (“FAQs”) document clarifying aspects of the DCL. Multiple lawsuits have been filed seeking to enjoin and vacate the DCL and FAQs alleging that they are unconstitutional, violate the Administrative Procedure Act, and are vague and disrupt educational practices, including by limiting academic freedom. Capella University and Strayer University are not parties to the lawsuits. In August 2025, the U.S. District Court for the District of Maryland vacated the DCL, FAQs, and a related certification requirement. The Department subsequently confirmed it would not take any enforcement action or otherwise implement the guidance until further notice. On October 15, 2025, the Department filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit; and on January 21, 2026, the parties filed a joint motion to dismiss the appeal.
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
On December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach. On August 4, 2025, the Australian Federal Government announced that the National Planning Level for international students for 2026 would be increased over 2025, contingent upon institutions fulfilling certain conditions, and that Ministerial Direction 111 would be replaced with an updated ministerial direction to reflect 2026 arrangements. On October 9, 2025, the Education Legislation Amendment (Integrity and Other Measures) Bill 2025 was introduced into the House of Representatives of the Australian Parliament, and passed both houses of Parliament on November 28, 2025. The legislation, which does not address numerical limits on international students, contains several measures to reform key legislative frameworks for education providers and aims to strengthen the integrity and regulation of the international education sector within Australia as well as transnational education and offshore delivery.
The Company operates a private training establishment in New Zealand, Media Design School at Strayer (“MDS”). It is a globally renowned and specialist provider of design and creative technology education with qualifications ranging from diplomas to postgraduate degrees. MDS also has access to New Zealand Government student finance where study loans are offered to students who are New Zealand citizens or ordinarily resident in New Zealand, subject to certain conditions.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2025, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2025, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Strategic Education, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Strategic Education, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 27, 2026

Item 9B.    Other Information
Director and Officer Trading Arrangements
On December 12, 2025, Lizette Herraiz, the Company’s Chief Legal Officer and General Counsel, adopted a trading arrangement for the sale of securities of the Company (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Herraiz’s Rule 10b5-1 Trading Plan, which terminates on December 10, 2026, provides for the sale of up to 10,580 shares of common stock pursuant to the terms of the plan.
On December 12, 2025, Christa Hokenson, the Company’s Chief Human Resources Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Hokenson’s Rule 10b5-1 Trading Plan, which terminates on December 10, 2026, provides for the sale of up to 4,067 shares of common stock pursuant to the terms of the plan.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors and executive officers:

Name	Age	Position
Directors:
Robert S. Silberman	68	Chairman
Dr. Charlotte F. Beason	78	Director
Rita D. Brogley	60	Director
Gregory W. Cappelli	58	Director
Viet D. Dinh	58	Presiding Lead Independent Director
Robert R. Grusky	68	Director
Karl McDonnell	60	Director, Chief Executive Officer
Dr. Michael A. McRobbie	75	Director
Dr. Benjamin E. Sasse	54	Director
William J. Slocum	48	Director
Michael J. Thawley	75	Director
G. Thomas Waite, III	74	Director

Executive Officers:
Daniel W. Jackson	51	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer
Lizette B. Herraiz	51	Senior Vice President, Chief Legal Officer, and General Counsel
Christa E. Hokenson	55	Senior Vice President, Chief Human Resources Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001 and serves as Chairman of the Board. He previously served as Executive Chairman of the Board from 2013 to 2023 and as Chairman of the Board from February 2003 to 2013. He was the Company’s Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. He serves as Chairman of the Board of Directors of Par Pacific Holdings, Inc., and served as Lead Director of the Board of Covanta Holding Company from 2016 to 2021. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
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
Ms. Rita D. Brogley is a technology executive, entrepreneur, and consultant with experience spanning both early stage and public companies. From 2016 to 2019, Ms. Brogley was the Head of Product Growth and Global Enterprise Partnerships for Facebook’s Messaging Platforms, where her team played a pivotal role in building and bringing WhatsApp for Business to market. Prior to Facebook, Ms. Brogley was the President and CEO of MyBuys, a marketing technology company, and the CEO of Amadesa, a technology provider of website testing and optimization software for ecommerce companies. From 2000 to 2002, she served as the President and CEO of Moxi Digital, a digital home software and hardware company. Ms. Brogley also served as Director of Business Development and Marketing Europe for Microsoft and was a strategy and management consultant with Bain and Company. Ms. Brogley presently serves on the Board of Trinity Health, a healthcare system with headquarters in Michigan, and is the Chair of the Board. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is the Chair of the Compensation Committee of the Board. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and an MBA from the Harvard Business School.
Mr. Gregory W. Cappelli has served as the CEO of Vanta Global, a private equity company making investments in the education, training and human capital industry, since 2022. Mr. Cappelli previously served as Chief Executive Officer of Apollo Education Group (“AEG”), a multi-billion dollar publicly traded global education and training company serving over a million university graduates, from 2009 to 2017. During his decade-plus tenure, Mr. Cappelli led the initiative to found Apollo Global Education, a billion-dollar joint venture with the Carlyle Group of which he was Executive Chairman from 2008-2021. Prior to AEG, Mr. Cappelli spent over a decade as a Managing Director with Credit Suisse, where he served as a Senior Equity Research Analyst and founded the Credit Suisse Global Services Group. Prior to Credit Suisse, he held the position of Senior Equity Research Analyst at ABN AMRO Securities. Mr. Cappelli received his BA in Economics from Indiana University where he also studied Piano Performance and performed regularly in various musical concerts. He received his MBA in finance from the Brennan School of Business at Dominican University where he served on the Board for nine years. Mr. Cappelli serves on the National Board of Governors of the Boys and Girls Clubs of America, where he also serves as Chairman of the Midwest Region. He is the Chairman of the American Academy of Public Coders and also serves on the board of Qmodo AI. Mr. Cappelli is a member of the Wall Street Journal CEO Council and the Milken Global Institute. Mr. Cappelli was elected to the Board in April 2025, and serves on the Compensation Committee.
Mr. Viet D. Dinh is Principal of the Palanquin Companies, including Palanquin Advisors LLC and Palanquin Capital LLC. He was a senior executive of Fox Corporation, serving as Chief Legal and Policy Officer from September 2018 to December 2023 and Special Advisor from January 2024 to December 2025. Before that, Mr. Dinh was a partner at two leading law firms, Kirkland & Ellis LLP and Bancroft PLLC, the latter of which he founded. Between 2009 and 2018, while in private practice, he also served as outside general counsel to the Company. Mr. Dinh was a professor at Georgetown University Law Center for 20 years, and was appointed U.S. Assistant Attorney General for Legal Policy from 2001 to 2003. He previously served on the Boards of several public companies, including Twenty-First Century Fox, Inc., News Corporation, Revlon, Inc., LPL Financial Holdings, Inc., and Scientific Games Corporation (now known as Light & Wonder, Inc.). He currently serves on the Board of Directors of Kingspan Group Plc. Mr. Dinh was born in Saigon, Vietnam and holds a bachelor’s degree in government and economics from Harvard College and a juris doctor from Harvard Law School. Mr. Dinh joined the Board in September 2023. Mr. Dinh is Chair of the Nominating Committee and presently serves as the Presiding Lead Independent Director.
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
Dr. Benjamin E. Sasse has served as President Emeritus of the University of Florida in Gainesville, Florida, and professor at the University’s Hamilton Center, since August 2024. He previously served as President of the University of Florida from

February 2023 to July 2024 and as President of Midland University in Fremont, Nebraska from 2010 to 2014. He has taught at Yale University, the University of Texas, and Midland University. In addition to his academic career, Dr. Sasse has served in several policymaking roles in the United States government, including in the Department of Health and Human Services and the Office of Legal Policy in the Department of Justice, and he served in the United States Senate from January 2015 to January 2023. Dr. Sasse is a two-time New York Times national best-selling author. He has served on the Board of Directors of SouthState Bank Corporation since October 2025. Dr. Sasse earned a bachelor’s degree in government from Harvard University, a Master of Arts in liberal studies from St. John’s College, and master’s and doctoral degrees in American history from Yale University. Dr. Sasse was elected to the Board in April 2024, and serves on the Nominating Committee.
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
Executive Officers
Mr. Daniel W. Jackson is Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Jackson has been with the company since 2003 and has served in his current role since March 2015. Previously, he served as Senior Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, and Manager of Financial Analysis. Prior to joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.
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
Ms. Christa E. Hokenson is Senior Vice President and Chief Human Resources Officer. Ms. Hokenson joined SEI in July 2018 in her current role and brings more than 20 years of experience in business leadership, organizational consulting, and HR strategy. Previously, Ms. Hokenson was Managing Director and Chief Human Resources Officer at ProShares from 2012 to 2018, and held HR leadership positions at Capital One in both Europe and the U.S. She earned a Bachelor of Arts degree from The College of William & Mary.
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Leadership Structure,” “Committee Memberships,” and “Insider Trading Policy” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2025.
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Leadership Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2025.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2025.
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

10.12†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).

10.13†	First Amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 14, 2022).

10.14†	Second Amendment to the Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 10, 2025).

10.15†
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

14.1*	Strategic Education, Inc. Code of Business Conduct

16.1	Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2025).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Strategic Education, Inc. Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2024).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: February 27, 2026

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman	February 27, 2026
Robert S. Silberman

/s/ Karl McDonnell	Chief Executive Officer and Director	February 27, 2026
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 27, 2026
Daniel W. Jackson	(Principal Financial Officer)

/s/ Tal Darmon	Chief Accounting Officer	February 27, 2026
Tal Darmon	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 27, 2026
Charlotte F. Beason

/s/ Rita D. Brogley	Director	February 27, 2026
Rita D. Brogley

/s/ Gregory W. Cappelli	Director	February 27, 2026
Gregory W. Cappelli

/s/ Viet D. Dinh	Director	February 27, 2026
Viet D. Dinh

/s/ Robert R. Grusky	Director	February 27, 2026
Robert R. Grusky

/s/ Michael A. McRobbie	Director	February 27, 2026
Michael A. McRobbie

/s/ Benjamin E. Sasse	Director	February 27, 2026
Benjamin E. Sasse

/s/ William J. Slocum	Director	February 27, 2026
William J. Slocum

/s/ Michael J. Thawley	Director	February 27, 2026
Michael J. Thawley

/s/ G. Thomas Waite, III	Director	February 27, 2026
G. Thomas Waite, III