Form 10-Q
period 2026-03-31
Strategic Education, Inc.
filed 2026-04-23
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 10, 2026, there were outstanding 22,612,909 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$140,757	$150,350
Marketable securities	7,297	7,275
Tuition receivable, net	78,202	86,190
Income taxes receivable	2,511	—
Other current assets	49,090	60,025
Total current assets	277,857	303,840
Property and equipment, net	107,373	106,322
Right-of-use lease assets	91,140	90,319
Marketable securities, non-current	5,000	5,000
Intangible assets	249,243	250,413
Goodwill	1,242,413	1,255,556
Other assets	65,514	66,926
Total assets	$2,038,540	$2,078,376

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,791	$115,096
Income taxes payable	—	1,490
Contract liabilities	96,247	132,024
Lease liabilities	15,905	14,316
Total current liabilities	217,943	262,926
Deferred income tax liabilities	35,835	39,287
Lease liabilities, non-current	93,216	94,884
Other long-term liabilities	45,140	46,826
Total liabilities	392,134	443,923
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 22,968,860 and 22,612,909 shares issued and outstanding at December 31, 2025 and March 31, 2026, respectively	230	226
Additional paid-in capital	1,436,795	1,399,393
Accumulated other comprehensive loss	(46,115)	(30,958)
Retained earnings	255,496	265,792
Total stockholders’ equity	1,646,406	1,634,453
Total liabilities and stockholders’ equity	$2,038,540	$2,078,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2025	2026
Revenues	$303,590	$305,928
Costs and expenses:
Instructional and support costs	158,286	154,771
General and administration	103,596	107,970
Restructuring costs	1,914	2,102
Total costs and expenses	263,796	264,843
Income from operations	39,794	41,085
Other income	2,211	1,205
Income before income taxes	42,005	42,290
Provision for income taxes	12,261	9,481
Net income	$29,744	$32,809
Earnings per share:
Basic	$1.28	$1.52
Diluted	$1.24	$1.48
Weighted average shares outstanding:
Basic	23,320	21,620
Diluted	24,065	22,171
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2025	2026
Net income	$29,744	$32,809
Other comprehensive income:
Foreign currency translation adjustments	3,343	15,157
Unrealized gains on marketable securities, net of tax	1	—
Comprehensive income	$33,088	$47,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	5,471	—	—	5,471
Exercise of stock options	762	—	43	—	—	43
Issuance of restricted stock, net	149,871	2	(9,317)	—	—	(9,315)
Repurchase of common stock	(391,302)	(4)	(25,759)	(7,937)	—	(33,700)
Common stock dividends ($0.60 per share)	—	—	—	(14,772)	—	(14,772)
Foreign currency translation adjustment	—	—	—	—	3,343	3,343
Unrealized gains on marketable securities, net of tax	—	—	—	—	1	1
Net income	—	—	—	29,744	—	29,744
Balance at March 31, 2025	24,261,716	$243	$1,502,852	$225,440	$(85,221)	$1,643,314

	For the three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2025	22,968,860	$230	$1,436,795	$255,496	$(46,115)	$1,646,406
Stock-based compensation	—	—	5,386	—	—	5,386
Exercise of stock options	1,211	—	63	—	—	63
Issuance of restricted stock, net	135,943	1	(12,568)	—	—	(12,567)
Repurchase of common stock	(493,105)	(5)	(30,283)	(8,918)	—	(39,206)
Common stock dividends ($0.60 per share)	—	—	—	(13,595)	—	(13,595)
Foreign currency translation adjustment	—	—	—	—	15,157	15,157
Net income	—	—	—	32,809	—	32,809
Balance at March 31, 2026	22,612,909	$226	$1,399,393	$265,792	$(30,958)	$1,634,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2025	2026
Cash flows from operating activities:
Net income	$29,744	$32,809
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	106	106
Amortization of investment discount/premium	(86)	(3)
Depreciation and amortization	11,195	10,926
Deferred income taxes	3,076	3,269
Stock-based compensation	5,471	5,386
Impairment of right-of-use lease assets	79	233
Changes in assets and liabilities:
Tuition receivable, net	(13,385)	(8,025)
Other assets	(11,434)	(7,743)
Accounts payable and accrued expenses	492	10,757
Income taxes payable and income taxes receivable	7,234	3,985
Contract liabilities	37,815	37,465
Other liabilities	(2,651)	(1,791)
Net cash provided by operating activities	67,656	87,374

Cash flows from investing activities:
Purchases of property and equipment	(10,318)	(10,066)
Purchases of marketable securities	(25,635)	—
Proceeds from marketable securities	34,342	—
Proceeds from other investments	—	29
Other investments	(90)	(138)
Net cash used in investing activities	(1,701)	(10,175)

Cash flows from financing activities:
Common dividends paid	(14,797)	(13,577)
Net payments for stock awards	(9,273)	(12,504)
Repurchase of common stock	(32,025)	(39,995)
Net cash used in financing activities	(56,095)	(66,076)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	68	185
Net increase in cash, cash equivalents, and restricted cash	9,928	11,308
Cash, cash equivalents, and restricted cash — beginning of period	146,656	149,511
Cash, cash equivalents, and restricted cash — end of period	$156,584	$160,819
Non-cash transactions:
Non-cash additions to property and equipment	$2,087	$4,256
Right-of-use lease assets obtained in exchange for operating lease liabilities	$677	$2,170
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
2.    Significant Accounting Policies
Financial Statement Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of, and for the three months ended, March 31, 2025 and 2026 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated statements of financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restructuring costs include severance and other personnel-related expenses from employee terminations, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities. See Note 4 for additional information.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.3 million and $0.3 million of these unpaid obligations as of December 31, 2025 and March 31, 2026, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third-party law firm to adhere to tuition protection requirements. As of December 31, 2025 and March 31, 2026, the Company had approximately $8.0 million and $9.6 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2025 and 2026 (in thousands):

	As of March 31,
	2025	2026
Cash and cash equivalents	$144,215	$150,350
Restricted cash included in other current assets	11,869	9,969
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$156,584	$160,819
Marketable Securities
Investments in marketable securities are carried at either amortized cost or fair value. Investments in marketable securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in marketable securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2025 and March 31, 2026, all of the Company’s marketable securities are designated as held-to-maturity.
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
Tuition receivable	$127,634	$134,155
Allowance for credit losses	(49,432)	(47,965)
Tuition receivable, net	$78,202	$86,190
An additional $6.2 million and $6.2 million of tuition receivable, net, are included in other assets as of December 31, 2025 and March 31, 2026, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three months ended March 31, 2025 and 2026 (in thousands).

	For the three months ended March 31,
	2025	2026
Allowance for credit losses, beginning of period	$46,185	$45,465
Additions charged to expense	12,774	11,433
Write-offs, net of recoveries	(13,389)	(12,978)
Allowance for credit losses, end of period	$45,570	$43,920
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 22,968,860 and 22,612,909 shares were issued and outstanding as of December 31, 2025 and March 31, 2026, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In February 2026, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 16, 2026.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2025 and 2026 (in thousands):

	For the three months ended March 31,
	2025	2026
Weighted average shares outstanding used to compute basic earnings per share	23,320	21,620
Incremental shares issuable upon the assumed exercise of stock options	2	—
Unvested restricted stock and restricted stock units	743	551
Shares used to compute diluted earnings per share	24,065	22,171

Anti-dilutive shares excluded from the diluted earnings per share calculation	95	4
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2025 and March 31, 2026, the balance of accumulated other comprehensive loss was $46.1 million and $31.0 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three months ended March 31, 2025 and 2026.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, income tax provisions, the useful lives of property and equipment, redemption rates for scholarship programs and valuation of contract liabilities, the fair value of right-of-use lease assets for facilities that have been vacated, incremental borrowing rates, valuation of deferred tax assets, goodwill, and intangible assets, forfeiture rates and achievability of performance targets for stock-based compensation plans and accrued expenses. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disclosure of amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion within each income statement expense line item that contains any of these expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted, and the amendments can be applied prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2025 and 2026 (in thousands):

	For the three months ended March 31,
	2025	2026
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$211,746	$202,814
Other(1)	9,262	9,777
Total U.S. Higher Education Segment	221,008	212,591
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	46,446	51,084
Other(1)	1,814	736
Total Australia/New Zealand Segment	48,260	51,820
Education Technology Services Segment(2)	34,322	41,517
Consolidated revenue	$303,590	$305,928
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
Revenue from students participating in the Learn and Earn Scholarship is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $17.3 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Learn and Earn Scholarship (in thousands):

	For the three months ended March 31,
	2025	2026
Balance at beginning of period	$37,118	$38,125
Revenue deferred	5,334	5,381
Benefit redeemed	(4,746)	(4,443)
Balance at end of period	$37,706	$39,063
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
The table below presents activity in the contract liability related to Tuition Cap (in thousands):

	For the three months ended March 31,
	2025	2026
Balance at beginning of period	$14,672	$18,483
Revenue deferred	1,323	3,124
Benefit redeemed	(441)	(811)
Balance at end of period	$15,554	$20,796
The amount estimated to be redeemed in the next 12 months is $8.1 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third-party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the ANZ segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.

4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $1.5 million and $1.6 million of severance and other employee separation charges during the three months ended March 31, 2025 and 2026, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the three months ended March 31, 2025 and 2026 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2024	$534
Restructuring and other charges	1,537
Payments	(1,285)
Balance as of March 31, 2025	$786

Balance as of December 31, 2025(1)	$860
Restructuring and other charges	1,552
Payments	(1,309)
Balance as of March 31, 2026(1)	$1,103
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $0.1 million and $0.2 million of right-of-use lease asset impairment charges during the three months ended March 31, 2025 and 2026, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2026, respectively. These right-of-use lease asset impairments and fixed asset impairments are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2025 and March 31, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2025
Term deposits	$2,306	$—	$—	$2,306
U.S. treasury securities	4,991	30	—	5,021
Corporate debt securities	5,000	12	—	5,012
Total	$12,297	$42	$—	$12,339

Balance as of March 31, 2026
Term deposits	$2,281	$—	$—	$2,281
U.S. treasury securities	4,994	15	—	5,009
Corporate debt securities	5,000	13	—	5,013
Total	$12,275	$28	$—	$12,303
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2025 and March 31, 2026 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2026, there were no securities which were in an unrealized loss position for a period longer than 12 months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three months ended March 31, 2025 and 2026. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s held-to-maturity securities as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
Due within one year	$7,297	$7,275
Due after one year through five years	5,000	5,000
Total	$12,297	$12,275
The following table summarizes the purchases of and proceeds from marketable securities for the three months ended March 31, 2025 and 2026 (in thousands):

	For the three months ended March 31,
	2025	2026
Purchases of marketable securities
Purchases of held-to-maturity securities	$25,635	$—
Total purchases of marketable securities	$25,635	$—

Proceeds from marketable securities
Maturities of available-for-sale securities	$500	$—
Maturities of held-to-maturity securities	33,842	—
Total proceeds from marketable securities	$34,342	$—
The Company did not sell any available-for-sale or held-to-maturity securities during the three months ended March 31, 2025 and 2026. The Company did not record any gross realized gains or losses in net income during the three months ended March 31, 2025 and 2026.
6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$88,239	$88,239	$—	$—
Total assets at fair value on a recurring basis	$88,239	$88,239	$—	$—
Assets measured at fair value on a recurring basis consist of the following as of March 31, 2026 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$94,135	$94,135	$—	$—
Total assets at fair value on a recurring basis	$94,135	$94,135	$—	$—

The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company’s other cash and cash equivalents as of December 31, 2025 and March 31, 2026 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2025 and March 31, 2026 was $12.3 million and $12.3 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2025 and 2026.
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	2,827	—	2,827
Balance as of March 31, 2025	$632,075	$477,635	$100,000	$1,209,710
The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2026 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2025	$632,075	$510,338	$100,000	$1,242,413
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	13,143	—	13,143
Balance as of March 31, 2026	$632,075	$523,481	$100,000	$1,255,556
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2026 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three months ended March 31, 2025 and 2026.
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

The following table presents changes in the carrying value of indefinite-lived intangible assets (in thousands):

	For the three months ended March 31,
	2025	2026
Balance at beginning of period	$245,098	$249,243
Additions	—	—
Impairments	—	—
Disposals	—	(476)
Currency translation adjustments	354	1,646
Balance at end of period	$245,452	$250,413
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2026 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three months ended March 31, 2025 and 2026.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
Prepaid expenses	$22,970	$27,997
Cloud computing arrangements	11,074	13,252
Restricted cash	8,254	9,969
Deferred contract costs	4,714	6,361
Other	2,078	2,446
Other current assets	$49,090	$60,025
9. Other Assets
Other assets consist of the following as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
Cloud computing arrangements, net of current portion	$24,941	$24,507
Prepaid expenses, net of current portion	14,973	14,906
Equity method investments	9,472	9,508
Tuition receivable, net, non-current	6,217	6,169
Deferred contract costs, net of current portion	2,149	3,052
Other investments	2,786	2,766
Other	4,976	6,018
Other assets	$65,514	$66,926
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2025 and March 31, 2026, $13.2 million and $12.8 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.6 million across these partnerships through 2031. The Company’s investments range from 3% to 5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2025 and 2026 (in thousands):

	For the three months ended March 31,
	2025	2026
Limited partnership investments, beginning of period	$13,428	$9,472
Capital contributions	90	138
Pro-rata share in the net income (loss) of limited partnerships	(4)	(102)
Distributions	—	—
Limited partnership investments, end of period	$13,514	$9,508
Tuition Receivable
Non-current tuition receivable, net, represents tuition that the Company expects to collect, but not within the next 12 months.
Deferred Contract Costs
The Company defers certain commissions paid in the ANZ segment to third-party international recruitment agents and amortizes these costs over the period of benefit.
Other Investments
The Company holds investments in education technology start-ups focused on transformational technologies that improve student success. These investments are accounted for at cost less impairment as they do not have readily determinable fair value.
Other
Other is comprised primarily of deferred financing costs associated with the Company’s credit facility, deferred accreditation costs associated with the ANZ segment, and refundable security deposits associated with the Company’s leased campus and office space.
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
Trade payables	$55,986	$67,013
Accrued compensation and benefits	42,083	39,346
Accrued student obligations and other	7,722	8,737
Accounts payable and accrued expenses	$105,791	$115,096
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
As of December 31, 2025 and March 31, 2026, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility.
During the three months ended March 31, 2025 and 2026, the Company paid $0.1 million and $0.1 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
Contract liabilities, net of current portion	$35,577	$37,366
Asset retirement obligations	3,874	3,830
Other	5,689	5,630
Other long-term liabilities	$45,140	$46,826
Contract Liabilities
In connection with its student tuition contracts, the Company has an obligation to provide free or discounted tuition in the future should certain eligibility conditions be maintained. Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Asset Retirement Obligations
Certain of the Company’s lease agreements require the leased premises to be returned in a predetermined condition.
Other
Other is comprised primarily of employee-related obligations and other long-term liabilities.

13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2025 and 2026 (in thousands):

	For the three months ended March 31,
	2025	2026
Instructional and support costs	$2,287	$1,744
General and administration	3,077	3,546
Restructuring costs	107	96
Stock-based compensation expense included in operating expense	5,471	5,386
Tax benefit	1,435	1,405
Stock-based compensation expense, net of tax	$4,036	$3,981
14.    Income Taxes
During the three months ended March 31, 2025 and 2026, the Company recorded income tax expense of $12.3 million and $9.5 million, respectively. Income tax expense for the three months ended March 31, 2025 and 2026 include windfall tax impacts of approximately $0.5 million and $2.6 million, respectively, related to share-based payment arrangements.
The Company had no unrecognized tax benefits as of December 31, 2025 and March 31, 2026. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $1.9 million and $2.4 million in income taxes during the three months ended March 31, 2025 and 2026, respectively.
The tax years since 2022 remain open for federal tax examination, the tax years since 2021 remain open to examination by certain states, and the tax years since 2021 remain open to examination by foreign taxing jurisdictions in which the Company is subject to taxation.
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
The ETS segment primarily develops and maintains relationships with employers to build employee education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs. The employer relationships developed by the ETS segment are an important source of student enrollment for Capella University and Strayer University, and a significant portion of the revenue attributed to the ETS segment is driven by the volume of enrollment derived from these employer relationships. ETS also supports employer partners through Workforce Edge, a platform which provides employers a full-service education benefits administration solution, and Sophia Learning, which offers low-cost online general education-level courses recommended by the American Council on Education for credit at other colleges and universities.
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
A summary of financial information by reportable segment for the three months ended March 31, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$221,008	$48,260	$34,322	$303,590

Segment expenses
Direct segment expenses	175,538	45,251	18,808	239,597
Enterprise shared services allocation	15,514	5,105	1,666	22,285
Segment income (loss) from operations	$29,956	$(2,096)	$13,848	$41,708

Unallocated expenses
Restructuring costs				(1,914)
Consolidated income from operations				$39,794
Other income				2,211
Consolidated income before income taxes				$42,005
A summary of financial information by reportable segment for the three months ended March 31, 2026 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$212,591	$51,820	$41,517	$305,928

Segment expenses
Direct segment expenses	171,619	48,316	19,708	239,643
Enterprise shared services allocation	15,470	5,511	2,117	23,098
Segment income (loss) from operations	$25,502	$(2,007)	$19,692	$43,187

Unallocated expenses
Restructuring costs				(2,102)
Consolidated income from operations				$41,085
Other income				1,205
Consolidated income before income taxes				$42,290

The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment for the three months ended March 31, 2025 and 2026 (in thousands):

	For the three months ended March 31,
	2025	2026
Depreciation and amortization
U.S. Higher Education	$7,625	$7,115
Australia/New Zealand	2,338	2,215
Education Technology Services	1,114	1,424
Restructuring costs	118	172
Consolidated depreciation and amortization	$11,195	$10,926
Stock-based compensation
U.S. Higher Education	$4,380	$4,604
Australia/New Zealand	355	241
Education Technology Services	629	445
Restructuring costs	107	96
Consolidated stock-based compensation	$5,471	$5,386
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as described below.
On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that resulted in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement also provided certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval (“Post-Class Applicants”). The district court granted final approval of the settlement on November 16, 2022. Intervenors, including multiple intervening higher education institutions and companies, appealed the district court’s order. Intervenors’ request to stay the district court’s final judgment approving the settlement pending resolution of the appeal was denied.
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
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment (“BDTR”) Regulations, the Department announced that while it would not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet Post-Class Applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and pursuant to the Sweet settlement terms, if the Department did not adjudicate the applications by January 28, 2026, it would provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). In November 2025, the Department requested an 18-month extension of the January 28, 2026 deadline for the Post-Class Applicants, which was denied by the district court; the Department requested reconsideration in January 2026, which was also denied. The Department has appealed to the Ninth Circuit; an emergency motion to stay the district court order pending appeal was denied in March 2026, and the appeal is proceeding on the merits.
In 2023, the Department informed institutions that it would be notifying most schools of all applications received by the Department from June 23, 2022 to November 15, 2022 (constituting Sweet Post-Class Applicants) in a single send (and anticipated completing notification to all schools by approximately April 2024). For further discussion of the Sweet litigation, please refer to Note 21, Litigation, in the consolidated financial statements appearing in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
In March 2024, the Australian Fair Work Ombudsman (“FWO”) issued a compliance notice to Torrens University (“Torrens”), alleging that Torrens had underpaid an academic employee for work performed between 2018 and 2024 in violation of the Higher Education Industry – Academic Staff Award (the “Award”), which prescribes minimum wages for academic employees under Australian law. The compliance notice interpreted the Award to require that institutions compensate the academic employee for the marking of student assessments separately from and in addition to standard lecture delivery rates. On April 24, 2024, Torrens filed suit in the Federal Court of Australia (“Federal Court”) seeking judicial review of the compliance notice, arguing that FWO’s interpretation of the Award was incorrect and that time spent marking student assessments properly constituted “associated working time” and therefore was included within the lecture delivery rate. On June 16, 2025, the Federal Court set aside the compliance notice, finding that marking student assessments constituted “associated working time” when performed by lecturers in subjects they taught. The FWO appealed that decision to the Full Federal Court (“Full Court”). On March 17, 2026, the Full Court allowed the appeal, overturned the June 2025 judgment, and reinstated the compliance notice. The Full Court concluded that, under the Award, lecture delivery rates compensate only for limited associated working time and that ordinary marking work generally constitutes a separate activity requiring separate payment. Torrens filed an Application for Special Leave to appeal the Full Court’s decision to the High Court of Australia. The Company is unable to predict the final outcome of the litigation.
At the date of this report, it is not practicable to determine the financial impact arising from this matter. Accordingly, no provision has been recognized in the condensed consolidated financial statements. The Company will continue to assess the matter and will recognize a provision if an obligation becomes probable and can be reliably measured.
17.    Regulation
The Company’s higher education institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition, and results of operations. Other than as set forth below, there have been no material changes to the laws and regulations affecting the Company’s higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2025.
United States Regulation
U.S. Accreditation
On March 16, 2026, the Department of Education announced the continued recognition of the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”) until May 31, 2028. Middle States accredits Strayer University. The Middle States Commission will be required to submit two monitoring reports due six and 12 months from the March 16, 2026 letter date. These monitoring reports are tied to Middle States’s suspended standards and references to diversity, equity, and inclusion.
Borrower Defenses to Repayment
On March 30, 2026, the Department issued an Electronic Announcement regarding borrower defense applications that institutions recently had begun to receive. The Department informed institutions that these borrower defense applications are unrelated to the Sweet settlement and will be adjudicated under the relevant BDTR rule based on the date loans were first disbursed to the borrower. Specifically, the Department indicated that it is notifying institutions of applications that will be adjudicated under the 1994 BDTR Rule or the 2016 BDTR Rule. Under the 1994 BDTR Rule, for Direct Loans disbursed prior to July 1, 2017, a borrower may assert a defense to repayment if the institution committed an act or omission that relates to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided, and would give rise to a cause of action against the institution under applicable state law. Under the 2016 BDTR Rule, for Direct Loans disbursed after July 1, 2017, a borrower may assert a defense to repayment if the institution committed an act or omission that relates to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided and: (1) the borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. The Department indicated in the Electronic Announcement it has attempted to batch the applications in a single send and to issue batches of notifications periodically.
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
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. On January 21, 2026, NC-SARA initiated its 2026 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 10, 2026 and yielded 33 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 24, 2026, NC-SARA will hold its public comment forum to seek input on these proposed changes. In addition to the public comment forum, NC-SARA permits submission of written comments in two rounds: between March 10, 2026 and April 9, 2026 (now closed), and between June 9, 2026 and July 7, 2026. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2026, and October 28, 2026, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
Negotiated Rulemaking
The Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) Committee addressed Workforce Pell, institutional and programmatic accountability, and other issues, and met for two multi-day sessions between December 2025 and January 2026. The committee reached consensus on the Workforce Pell and accountability packages. On March 9, 2026, the Department published proposed Workforce Pell regulations consistent with the consensus language and accepted public comment through April 8, 2026. The proposed regulations implement the One Big Beautiful Bill Act’s (“OBBBA”) provisions regarding establishment of a new Workforce Pell program beginning July 1, 2026, that will permit Pell Grants to be used for certain short-term workforce training programs offered by eligible institutions; and changes to the Pell Grant program such that effective July 1, 2026, eligible students will be ineligible for a Pell Grant if their non-federal aid equals or exceeds their cost of attendance. The proposed regulations also invite public comment on certain topics, including the framework for measuring workforce program outcomes and approaches to prevent an institution’s “gaming” of the Pell Grant limitation provision.
On April 17, 2026, the Department released proposed regulations on the accountability packages consistent with the consensus language and will accept public comment until May 20, 2026. The accountability packages implement the OBBBA’s separate accountability framework, effective July 2026, for Federal Direct Loan eligibility at the program level, with separate frameworks based on program type and in certain cases cohort size. One-year failures of the relevant metrics trigger risk notifications; the Department is required to provide an appeals process for institutions, with eligibility continuing during appeals. Programs that fail the relevant metrics in two out of three consecutive years become ineligible for Federal Direct Loans, and ineligible programs may reapply after two years per Secretary-established rules. The proposed regulations permit an institution with a one-year failure of the relevant metrics to seek a “voluntary program closeout” under which it would meet certain program discontinuation requirements in exchange for retaining Direct Loan eligibility for no more than three years while currently enrolled students complete their program. Under the proposed regulations, if more than half of an institution’s Title IV recipients or more than half of its Title IV, HEA funds are from low-earning programs in two out of any three consecutive award years, the Department would place the institution on a provisional program participation status and each of the institution’s low-earning outcome programs would be ineligible for all Title IV, HEA funds.

The Company is unable to predict the ultimate outcome of the rulemaking process or what guidance the Department may issue regarding how schools are to implement OBBBA’s legislative changes.
On January 26, 2026, the Department announced its intent to establish the Accreditation, Innovation, and Modernization negotiated rulemaking committee to develop proposed regulations on accreditation-related topics. The committee convened April 13-17, 2026 and will reconvene May 18-22, 2026.
Title VI
Under Title VI of the Civil Rights Act of 1964, institutions receiving federal financial assistance are prohibited from discriminating on the basis of race, color, or national origin. On January 21, 2025, President Trump issued Executive Order 14173 “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” ordering, among other matters, all agencies to enforce civil rights laws and combat illegal private sector Diversity, Equity, and Inclusion (“DEI”) preferences, mandates, policies, programs and activities. The executive order further directed the U.S. Attorney General and the Secretary of Education to issue guidance to all institutions of higher education that receive federal financial assistance regarding measures and practices required to comply with the U.S. Supreme Court’s decision in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) (“SFFA”), in which the Court significantly altered the existing legal framework relevant to race-conscious admissions to achieve student body diversity. On February 5, 2025, the U.S. Attorney General issued a memorandum to all Department of Justice employees stating that the Department of Justice’s Civil Rights Division will investigate, eliminate, and penalize illegal DEI as well as diversity, equity, inclusion and accessibility (“DEIA”) preferences, mandates, policies, programs and activities in the private sector and educational institutions that receive federal funds. The Attorney General further stated that by March 1, 2025, the Civil Rights Division and Office of Legal Policy would jointly prepare a report containing recommendations for enforcement and address: key sectors of concern within the Department of Justice’s jurisdiction; the most egregious illegal DEI/DEIA practitioners in each sector of concern; plans to deter the use of illegal DEI/DEIA, including proposals for criminal investigations and up to nine potential civil compliance investigations of publicly traded corporations and certain other organizations; potential litigation activities, regulatory actions, and sub-regulatory guidance; and other strategies to end illegal DEI and DEIA discrimination and preferences and ensure compliance with federal civil rights laws. On July 29, 2025, the Attorney General released “Guidance for Recipients of Federal Funding Regarding Unlawful Discrimination,” which describes “the significant legal risks of initiatives that involve discrimination based on protected characteristics” and provides “non-binding best practices to help entities avoid the risk of violations.” Separately, the Department of Justice has indicated that, in certain contexts, compliance with federal anti-discrimination laws may be treated as material to the government’s payment decisions for purposes of the False Claims Act in connection with federal grants and contracts.” Various lawsuits challenging Executive Order 14173 were filed in federal district court; although the U.S. District Court for the District of Maryland initially granted a preliminary injunction enjoining portions of the executive order, the U.S. Court of Appeals for the Fourth Circuit stayed the injunction and, on February 6, 2026, vacated the injunction and remanded the case to the district court.
On February 14, 2025, the Department of Education issued a DCL setting forth the anti-discrimination obligations of institutions that receive federal financial assistance. The DCL asserts that the SFFA decision applies more broadly to prohibit using race in decisions related to admissions, hiring, promotion, compensation, financial aid, scholarships, prizes, administrative support, discipline, housing, graduation ceremonies, and all other aspects of student, academic, and campus life. The DCL further states that programs and activities that treat students differently on the basis of race to achieve what the Department characterized as “nebulous” diversity, racial balancing, social justice, or equity goals are illegal. The Department informed institutions that it intended to take appropriate measures to assess compliance with the applicable statutes and regulations beginning February 28, 2025. The DCL further noted that institutions that fail to comply with federal civil rights law may, consistent with applicable law, face potential loss of federal funding. On February 28, 2025, the Department issued additional guidance in a Frequently Asked Questions (“FAQs”) document clarifying aspects of the DCL. Multiple lawsuits have been filed seeking to enjoin and vacate the DCL and FAQs alleging that they are unconstitutional, violate the Administrative Procedure Act, and are vague and disrupt educational practices, including by limiting academic freedom. Capella University and Strayer University are not parties to the lawsuits. In August 2025, the U.S. District Court for the District of Maryland vacated the DCL, FAQs, and a related certification requirement. On October 15, 2025, the Department filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit, but the appeal was dismissed at the Department’s request on January 22, 2026. Following the dismissal of the appeal, the vacatur of the DCL, FAQs and certification requirement is final and the guidance is unenforceable.
On March 14, 2025, the Department announced that its Office for Civil Rights has opened investigations into dozens of higher education institutions for alleged Title VI violations. The Department has continued to initiate additional Title VI investigations, which are not predicated on the vacated DCL or FAQs, but instead are based on the Department’s interpretation of existing statutory and regulatory authority.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment; our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to Title IV programs, U.S. Department of Education staffing levels, borrower defense to repayment applications, gainful employment or similar measures, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand; competitive factors; risks associated with the opening of new campuses; risks associated with the offering of new educational programs and adapting to other changes; risks associated with the acquisition of other businesses, including existing educational institutions; risks related to the timing of regulatory approvals; our ability to implement our growth strategy; risks associated with the ability of our students to finance their education in a timely manner; risks associated with cybersecurity incidents, including but not limited to reputational risks and possible liability under U.S. state and federal privacy statutes and legal actions; risks associated with the use of artificial intelligence and related tools; and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
Background
Strategic Education, Inc. (“SEI,” “we,” “us,” “our,” or the “Company”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Capella University and Strayer University, both accredited post-secondary institutions of higher education located in the United States, and Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations also include the Education Technology Services segment, which primarily develops and maintains relationships with employers to build education benefits programs that provide employees access to affordable and industry-relevant training, certificate, and degree programs, including through Workforce Edge, a full-service education benefits administration solution for employers, and Sophia Learning, which offers low-cost online general education-level courses.

Segments Overview
As of March 31, 2026, we had the following reportable segments:
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
•In the first quarter of 2026, USHE enrollment decreased 0.8% to 87,165 compared to 87,854 for the same period in 2025.
•Trailing 4-quarter student persistence within USHE was 88.5% in the fourth quarter of 2025 compared to 87.2% for the same period in 2024. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
86.9%	87.0%	86.9%	87.2%	87.4%	87.8%	88.3%	88.5%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 6.7% as of the end of the fourth quarter of 2025. Government provided grants and loans per credit earned includes all federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
(5.0)%	(3.8)%	(2.5)%	(4.7)%	(6.2)%	(7.1)%	(9.6)%	(6.7)%
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
•In the first quarter of 2026, employer affiliated enrollment as a percentage of USHE enrollment was 34.5% compared to 31.2% for the same period in 2025.
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
•Media Design School at Strayer (“MDS”) is a private training establishment for creative and technology qualifications in New Zealand. MDS offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media, artificial intelligence, and creative advertising. MDS is accredited in New Zealand by the New Zealand Qualifications Authority, the organization responsible for the quality assurance of non-university tertiary training providers.
•In the first quarter of 2026, ANZ enrollment decreased 2.5% to 19,570 compared to 20,082 for the same period in 2025.
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
Recent Developments
Cybersecurity Incident
The Company experienced a cybersecurity incident on February 25, 2026 (the “Incident”). After detecting unusual activity that day within its U.S.-based network environment, the Company promptly isolated the affected portion of the environment and shut off access to contain the threat and minimize impact. Core business functions remained operational, as the majority of staff and student platforms are hosted in separate environments. The Company immediately took steps to further secure its systems and initiated a formal investigation of the Incident, with assistance from third-party experts.
By proactively taking certain systems offline, the Company prevented the encryption of its data that could have limited access to its systems, and therefore the Company was able to resume normal operations in less than one week. The Incident affected only parts of the Company’s U.S.-based network environment and did not affect the Company’s Australia and New Zealand operations or our ETS operations, including Sophia Learning.
The Company continues to work with a third-party vendor to identify individuals whose information was contained in the files involved in the Incident. Once this work is complete, the Company will notify those individuals and relevant regulatory authorities in accordance with law.
As of the date of this filing, the Company believes that the Incident will not have a material adverse effect on its financial statements or business operations.
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

Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the three months ended March 31, 2026 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. We use the student’s withdrawal date or last date of attendance for this purpose. Our specific refund policies vary across the universities and non-degree programs. For students attending Capella University, our refund policy varies based on course format. GuidedPath students are allowed a 100% refund through the first five days of the course, a 75% refund from six to twelve days, and 0% refund for the remainder of the period. FlexPath students receive a 100% refund through the 12th calendar day of the course for their first billing session only and a 0% refund after that date and for all subsequent billing sessions. For students attending Strayer University, our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. For domestic students attending an ANZ institution, refunds are typically provided to students that withdraw within the first 20% of a course term. For international students attending an ANZ institution, refunds are provided to students that withdraw prior to the course commencement date. In limited circumstances, refunds to students attending an ANZ institution may be granted after these cut-offs subject to an application for special consideration by the student and approval of that application by the institution. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap with a quarter-end date, we estimate a refund or withdrawal rate and do not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The Company defers the value of the related performance obligation associated with the free credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2026, we had deferred $39.1 million for estimated redemptions earned under the Learn and Earn Scholarship, as compared to $38.1 million at December 31, 2025. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2026, our bad debt expense was 3.7% of revenue compared to 4.2% for the same period in 2025. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2026 would have changed our income from operations by approximately $1.3 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2026 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three months ended March 31, 2026.
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
During 2025, ANZ student enrollments were lower than 2024, largely due to constraints on international enrollment implemented by the Australian government. However, enrollment trends improved toward the end of 2025, primarily due to growth in domestic enrollment. In addition, we enrolled up to the international student cap in 2025, and it was subsequently announced that our international enrollment cap would increase in 2026.

For the first quarter of 2026, student enrollment within ANZ decreased 2.5% to 19,570 compared to 20,082 for the same period in 2025, reflecting continued constraints on international enrollment. These developments reflect a softening of the improving enrollment trends observed at the end of 2025. While lower international enrollment was partially offset by growth in domestic enrollment, this growth did not fully offset the decline. If the regulatory constraints on international students continue permanently and are not offset by growth in domestic enrollment, the goodwill and indefinite-lived intangible assets associated with the ANZ reporting unit could become impaired in the future. As of March 31, 2026, the ANZ reporting unit had $523.5 million of goodwill and $65.8 million of indefinite-lived intangible assets. We believe the fair value of the ANZ reporting unit remains in excess of carrying value and that the fair value of the indefinite-lived intangible assets remains in excess of carrying value as of March 31, 2026. Management will continue to assess goodwill and indefinite-lived intangible assets for impairment in future quarters.
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
Results of Operations
In the first quarter of 2026, we generated $305.9 million in revenue compared to $303.6 million for the same period in 2025. Our income from operations was $41.1 million in the first quarter of 2026 compared to $39.8 million for the same period in 2025, primarily due to higher revenue in our ETS segment, partially offset by lower revenue in our USHE segment and higher operating costs. Net income in the first quarter of 2026 was $32.8 million compared to $29.7 million for the same period in 2025, and diluted earnings per share was $1.48 in the first quarter of 2026 compared to $1.24 for the same period in 2025.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenues. Consolidated revenue increased 0.8% to $305.9 million in the first quarter of 2026 compared to $303.6 million in the first quarter of 2025, primarily due to higher revenue in our ETS and ANZ segments, partially offset by lower revenue in our USHE segment. In the USHE segment for the three months ended March 31, 2026, total enrollment decreased 0.8% to 87,165 from 87,854 for the same period in 2025. USHE segment revenue decreased 3.8% to $212.6 million in the first quarter of 2026 compared to $221.0 million in the first quarter of 2025, primarily due to a decrease in enrollment and lower revenue per student. In the ANZ segment for the three months ended March 31, 2026, total enrollment decreased 2.5% to 19,570 from 20,082 for the same period in 2025. ANZ segment revenue increased 7.4% to $51.8 million in the first quarter of 2026 compared to $48.3 million in the first quarter of 2025, primarily due to favorable foreign currency exchange impacts, partially offset by a decrease in enrollment. ETS segment revenue increased 21.0% to $41.5 million in the first quarter of 2026 compared to $34.3 million in the first quarter of 2025, primarily due to growth in Sophia Learning subscriptions, an increase in Workforce Edge revenue from employer partnerships, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs decreased to $154.8 million in the first quarter of 2026 compared to $158.3 million in the first quarter of 2025, principally due to lower bad debt expense, facility expenses, personnel-related costs, and stock-based compensation expense, partially offset by higher technology-related costs and unfavorable foreign currency exchange impacts. Consolidated instructional and support costs as a percentage of revenues decreased to 50.6% in the first quarter of 2026 from 52.1% in the first quarter of 2025.
General and administration expenses. Consolidated general and administration expenses increased to $108.0 million in the first quarter of 2026 compared to $103.6 million in the first quarter of 2025, principally due to increased investments in branding initiatives, higher stock-based compensation expense, higher professional services costs, and unfavorable foreign currency exchange impacts, partially offset by lower personnel-related costs. Consolidated general and administration expenses as a percentage of revenues increased to 35.3% in the first quarter of 2026 from 34.1% in the first quarter of 2025.
Restructuring costs. Restructuring costs increased to $2.1 million in the first quarter of 2026 compared to $1.9 million in the first quarter of 2025, primarily due to a $0.2 million increase in asset impairment charges associated with the consolidation of underutilized facilities.
Income from operations. Consolidated income from operations increased to $41.1 million in the first quarter of 2026 compared to $39.8 million in the first quarter of 2025, primarily due to higher revenue in our ETS segment, partially offset by lower revenue in our USHE segment and higher operating costs. USHE segment income from operations decreased 14.9% to $25.5 million in the first quarter of 2026 compared to $30.0 million in the first quarter of 2025, primarily driven by lower revenue due to a decrease in enrollment, increased investments in branding initiatives and higher technology-related and professional services costs, partially offset by lower bad debt expense, personnel-related costs, facility expenses, and depreciation expense. ANZ segment loss from operations decreased to $2.0 million in the first quarter of 2026 compared to a loss from operations of $2.1 million in the first quarter of 2025, primarily driven by higher revenue, lower facility expenses, and decreased investments in branding initiatives, partially offset by higher personnel-related costs and technology-related costs. ETS segment income from operations increased 42.2% to $19.7 million in the first quarter of 2026 compared to $13.8 million in the first quarter of 2025, primarily due to higher revenue as a result of growth in Sophia Learning subscriptions, an increase in Workforce Edge revenue from employer partnerships, and higher employer affiliated enrollment, partially offset by increased investments in branding initiatives.
Other income. Other income decreased to $1.2 million in the first quarter of 2026 compared to $2.2 million in the first quarter of 2025, primarily due to a $0.9 million decrease in interest income and a $0.1 million decrease in investment income related to our limited partnership investments. We incurred $0.3 million of interest expense in the three months ended March 31, 2026 compared to $0.3 million in the three months ended March 31, 2025.
Provision for income taxes. Income tax expense was $9.5 million in the first quarter of 2026 compared to $12.3 million in the first quarter of 2025. Income tax expense for the three months ended March 31, 2026 and 2025 include windfall tax impacts of approximately $2.6 million and $0.5 million, respectively, related to share-based payment arrangements. Our effective tax rate for the first quarter of 2026 was 22.4% compared to 29.2% in the first quarter of 2025.
Net income. Net income increased to $32.8 million in the first quarter of 2026 compared to $29.7 million in the first quarter of 2025 due to the factors discussed above.
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
To illustrate currency impacts to operating results, Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three months ended March 31, 2026 are also presented on a constant currency basis.
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
Adjusted income from operations was $43.2 million in the first quarter of 2026 compared to $41.7 million for the same period in 2025. Adjusted net income was $31.6 million in the first quarter of 2026 compared to $31.2 million for the same period in 2025, and adjusted diluted earnings per share was $1.42 in the first quarter of 2026 compared to $1.30 for the same period in 2025.

The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2026 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$264,843	$(2,102)	$—	$—	$262,741
Income from operations	$41,085	$2,102	$—	$—	$43,187
Operating margin	13.4%				14.1%
Income before income taxes	$42,290	$2,102	$94	$—	$44,486
Net income	$32,809	$2,102	$94	$(3,420)	$31,585

Diluted earnings per share	$1.48				$1.42
Weighted average diluted shares outstanding	22,171				22,171
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$263,796	$(1,914)	$—	$—	$261,882
Income from operations	$39,794	$1,914	$—	$—	$41,708
Operating margin	13.1%				13.7%
Income before income taxes	$42,005	$1,914	$4	$—	$43,923
Net income	$29,744	$1,914	$4	$(477)	$31,185

Diluted earnings per share	$1.24				$1.30
Weighted average diluted shares outstanding	24,065				24,065
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
(3)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0% for the three months ended March 31, 2026 and 29.0% for the three months ended March 31, 2025.

The table below reconciles our reported results of operations to adjusted results of operations on a constant currency basis:
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the three months ended March 31, 2026 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$305,928	$—	$(5,489)	$300,439
Total costs and expenses	$264,843	$(2,102)	$(5,133)	$257,608
Income from operations	$41,085	$2,102	$(356)	$42,831
Operating margin	13.4%			14.3%
Income before income taxes	$42,290	$2,196	$(383)	$44,103
Net income	$32,809	$(1,224)	$(272)	$31,313

Earnings per share:
Diluted	$1.48			$1.41
Weighted average shares outstanding:
Diluted	22,171			22,171
_________________________________________________________________________________________
(1)Reflects non-GAAP adjustments related to restructuring costs, income/loss from other investments, and tax adjustments as described further in the Reconciliation of Reported to Adjusted Results of Operations table above.
(2)Reflects an adjustment to translate foreign currency results after the non-GAAP adjustments for the three months ended March 31, 2026 at a constant exchange rate of 0.63 Australian Dollars to U.S. Dollars, which was the average exchange rate for the same period in 2025.
Liquidity and Capital Resources
At March 31, 2026, we had cash, cash equivalents, and marketable securities of $162.6 million compared to $153.1 million at December 31, 2025 and $197.6 million at March 31, 2025. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at March 31, 2026 and 2025. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. During the three months ended March 31, 2026 and 2025, we earned interest income of $1.6 million and $2.5 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2026. We had no borrowings outstanding under the Revolving Credit Facility as of March 31, 2026 and March 31, 2025. During the three months ended March 31, 2026 and 2025, we paid $0.1 million and $0.1 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the three months ended March 31, 2026 increased to $87.4 million, compared to $67.7 million for the same period in 2025. The increase in net cash from operating activities was primarily driven by higher earnings and favorable changes in working capital.
Our net cash used in investing activities for the three months ended March 31, 2026 increased to $10.2 million, compared to $1.7 million for the same period in 2025. The increase in net cash used in investing activities was primarily driven by a $34.3 million decrease in cash proceeds from marketable securities and other investments, partially offset by a $25.6 million decrease in purchases of marketable securities and a $0.3 million decrease in capital expenditures. Capital expenditures decreased to $10.1 million for the three months ended March 31, 2026, compared to $10.3 million for the same period in 2025, primarily due to the timing of capital projects.
Our net cash used in financing activities for the three months ended March 31, 2026 increased to $66.1 million, compared to $56.1 million for the same period in 2025. The increase in net cash used in financing activities was primarily driven by an $8.0 million increase in share repurchases and a $3.2 million increase in net payments for employee stock awards, partially offset by a $1.2 million decrease in cash dividend payments.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first quarter of 2026. During the three months ended March 31, 2026, we paid a total of $13.6 million in cash dividends on our common stock, compared to $14.8 million for the same period in 2025. During the three months ended March 31, 2026, we paid $40.0 million to repurchase shares of common stock in the open market under our repurchase program, compared to $32.0 million for the same period in 2025. As of March 31, 2026, we had $173.5 million remaining in share repurchase authorization to use through December 31, 2026.
For the first quarter of 2026 and 2025, bad debt expense as a percentage of revenue was 3.7% and 4.2%, respectively.
Our recurring cash requirements consist primarily of general operating expenses, capital expenditures, discretionary dividend payments, income tax payments, and contractual obligations related to our lease agreements, limited partnership investments, marketing agreements, and Revolving Credit Facility. We believe that the combination of our existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash available under our Amended Credit Facility will be sufficient to meet our cash requirements for the next 12 months and beyond.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2026, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of March 31, 2026. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 16.9% of our consolidated revenues for the three months ended March 31, 2026. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the three months ended March 31, 2026, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $5.2 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the three months ended March 31, 2026 was an increase of $0.2 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 4.   Controls and Procedures
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2026, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. On January 21, 2026, NC-SARA initiated its 2026 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 10, 2026 and yielded 33 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 24, 2026, NC-SARA will hold its public comment forum to seek input on these proposed changes. In addition to the public comment forum, NC-SARA permits submission of written comments in two rounds: between March 10, 2026 and April 9, 2026 (now closed), and between June 9, 2026 and July 7, 2026. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2026, and October 28, 2026, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
The Company operates institutions in the U.S., Australia, and New Zealand, and is subject to complex business, economic, legal, political, geopolitical, and foreign currency risks, which risks may be difficult to address adequately.
The Company operates in three different countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We also either have operations in or contract with vendors who may have employees in various countries. We may have difficulty managing and administering an internationally dispersed business, which may materially adversely affect our business, financial condition and results of operation. Additional challenges associated with the international conduct of the business that may materially adversely affect our operating results include:
•each of our institutions is subject to unique regulatory schemes, business challenges, and competitive pressures;
•difficulty maintaining quality standards consistent with our brands and with local accreditation standards;
•fluctuations in exchange rates, possible currency devaluations, inflation and hyperinflation;
•compliance with a variety of domestic and foreign laws and regulations, including interpretations of employment laws and modern awards that result in additional compensation obligations, including retroactive amounts;
•political elections and changes in government policies;
•potential economic, political, and geopolitical instability affecting the countries in which we and our vendors operate; and
•limitations on the repatriation and investment of funds and foreign currency exchange restrictions.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, the Company paid $40.0 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $173.5 million as of March 31, 2026, and is available for use through December 31, 2026.

A summary of the Company’s share repurchases during the three months ended March 31, 2026 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
January 1 to January 31, 2026	238,469	$83.82	238,469	$193.5
February 1 to February 28, 2026	242,275	78.45	242,275	174.5
March 1 to March 31, 2026	12,361	80.93	12,361	173.5
Total	493,105	$81.11	493,105	$173.5
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
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Submission of Matters to a Vote of Security Holders
The Company held its 2026 Annual Meeting of Stockholders on April 22, 2026. There were 22,612,909 shares of common stock outstanding and eligible to be voted at the Annual Meeting and 20,116,974 shares were presented by proxy at the meeting which constituted a quorum to conduct business.
There were three proposals submitted to the Company’s stockholders at the Annual Meeting. All proposals were passed. The final results of voting on each of the proposals are as follows:
Proposal 1: Elect twelve directors to the Board of Directors.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Vote
Robert S. Silberman	17,888,847	895,845	25,116	1,307,166
Viet D. Dinh	16,668,032	2,116,228	25,547	1,307,167
Dr. Charlotte F. Beason	18,053,923	752,338	3,549	1,307,164
Rita D. Brogley	18,720,127	85,887	3,796	1,307,164
Gregory W. Cappelli	18,738,383	66,872	4,554	1,307,165
Robert R. Grusky	18,043,502	762,750	3,555	1,307,167
Karl McDonnell	18,650,448	134,848	24,513	1,307,165
Dr. Michael A. McRobbie	18,736,849	68,405	4,555	1,307,165
Dr. Benjamin E. Sasse	18,134,434	670,549	4,828	1,307,163
William J. Slocum	18,742,486	62,811	4,509	1,307,168
Michael J. Thawley	18,742,876	62,544	4,388	1,307,166
G. Thomas Waite, III	17,772,274	1,033,147	4,387	1,307,166

Proposal 2: Ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

Votes For	Votes Against	Abstain
20,094,941	15,324	6,709
There were no broker non-votes with respect to this proposal.
Proposal 3: Approval on an advisory basis of the compensation of the named executive officers.

Votes For	Votes Against	Abstain	Broker Non-Vote
18,545,723	252,317	11,770	1,307,164
Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Schema Document
101	CAL Inline XBRL Calculation Linkbase Document
101	DEF Inline XBRL Definition Linkbase Document
101	LAB Inline XBRL Label Linkbase Document
101	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: April 23, 2026