Form 10-Q
period 2026-06-30
Strategic Education, Inc.
filed 2026-07-29
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 17, 2026, there were outstanding 22,207,559 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$140,757	$123,755
Marketable securities	7,297	4,997
Tuition receivable, net	78,202	100,858
Income taxes receivable	2,511	4,772
Other current assets	49,090	55,738
Total current assets	277,857	290,120
Property and equipment, net	107,373	109,994
Right-of-use lease assets	91,140	86,575
Marketable securities, non-current	5,000	5,000
Intangible assets	249,243	250,782
Goodwill	1,242,413	1,258,536
Other assets	65,514	67,855
Total assets	$2,038,540	$2,068,862

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,791	$117,169
Contract liabilities	96,247	133,005
Lease liabilities	15,905	14,624
Total current liabilities	217,943	264,798
Deferred income tax liabilities	35,835	33,530
Lease liabilities, non-current	93,216	92,089
Other long-term liabilities	45,140	44,861
Total liabilities	392,134	435,278
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 22,968,860 and 22,208,559 shares issued and outstanding at December 31, 2025 and June 30, 2026, respectively	230	222
Additional paid-in capital	1,436,795	1,377,637
Accumulated other comprehensive loss	(46,115)	(27,528)
Retained earnings	255,496	283,253
Total stockholders’ equity	1,646,406	1,633,584
Total liabilities and stockholders’ equity	$2,038,540	$2,068,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Revenues	$321,471	$337,264	$625,061	$643,192
Costs and expenses:
Instructional and support costs	166,153	177,872	324,439	332,643
General and administration	106,775	106,447	210,371	214,417
Restructuring costs	2,783	2,465	4,697	4,567
Total costs and expenses	275,711	286,784	539,507	551,627
Income from operations	45,760	50,480	85,554	91,565
Other income (expense)	(315)	1,351	1,896	2,556
Income before income taxes	45,445	51,831	87,450	94,121
Provision for income taxes	13,114	14,672	25,375	24,153
Net income	$32,331	$37,159	$62,075	$69,968
Earnings per share:
Basic	$1.41	$1.74	$2.69	$3.25
Diluted	$1.37	$1.71	$2.61	$3.19
Weighted average shares outstanding:
Basic	22,906	21,381	23,113	21,501
Diluted	23,516	21,736	23,790	21,954
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Net income	$32,331	$37,159	$62,075	$69,968
Other comprehensive income (loss):
Foreign currency translation adjustments	26,353	3,430	29,696	18,587
Unrealized losses on marketable securities, net of tax	(1)	—	—	—
Comprehensive income	$58,683	$40,589	$91,771	$88,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2025	24,261,716	$243	$1,502,852	$225,440	$(85,221)	$1,643,314
Stock-based compensation	—	—	5,856	—	—	5,856
Exercise of stock options	3,396	—	224	—	—	224
Issuance of restricted stock, net	9,494	(1)	(134)	—	—	(135)
Repurchase of common stock	(325,844)	(3)	(19,527)	(7,236)	—	(26,766)
Common stock dividends ($0.60 per share)	—	—	—	(14,459)	—	(14,459)
Foreign currency translation adjustment	—	—	—	—	26,353	26,353
Unrealized losses on marketable securities, net of tax	—	—	—	—	(1)	(1)
Net income	—	—	—	32,331	—	32,331
Balance at June 30, 2025	23,948,762	$239	$1,489,271	$236,076	$(58,869)	$1,666,717

	For the three months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at March 31, 2026	22,612,909	$226	$1,399,393	$265,792	$(30,958)	$1,634,453
Stock-based compensation	—	—	4,873	—	—	4,873
Issuance of restricted stock, net	16,274	—	—	—	—	—
Repurchase of common stock	(420,624)	(4)	(26,629)	(6,434)	—	(33,067)
Common stock dividends ($0.60 per share)	—	—	—	(13,264)	—	(13,264)
Foreign currency translation adjustment	—	—	—	—	3,430	3,430
Net income	—	—	—	37,159	—	37,159
Balance at June 30, 2026	22,208,559	$222	$1,377,637	$283,253	$(27,528)	$1,633,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	11,327	—	—	11,327
Exercise of stock options	4,158	—	267	—	—	267
Issuance of restricted stock, net	159,365	1	(9,451)	—	—	(9,450)
Repurchase of common stock	(717,146)	(7)	(45,286)	(15,173)	—	(60,466)
Common stock dividends ($1.20 per share)	—	—	—	(29,231)	—	(29,231)
Foreign currency translation adjustment	—	—	—	—	29,696	29,696
Net income	—	—	—	62,075	—	62,075
Balance at June 30, 2025	23,948,762	$239	$1,489,271	$236,076	$(58,869)	$1,666,717

	For the six months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2025	22,968,860	$230	$1,436,795	$255,496	$(46,115)	$1,646,406
Stock-based compensation	—	—	10,259	—	—	10,259
Exercise of stock options	1,211	—	63	—	—	63
Issuance of restricted stock, net	152,217	1	(12,568)	—	—	(12,567)
Repurchase of common stock	(913,729)	(9)	(56,912)	(15,352)	—	(72,273)
Common stock dividends ($1.20 per share)	—	—	—	(26,859)	—	(26,859)
Foreign currency translation adjustment	—	—	—	—	18,587	18,587
Net income	—	—	—	69,968	—	69,968
Balance at June 30, 2026	22,208,559	$222	$1,377,637	$283,253	$(27,528)	$1,633,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2025	2026
Cash flows from operating activities:
Net income	$62,075	$69,968
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early termination of operating leases	—	(190)
Amortization of deferred financing costs	212	212
Amortization of investment discount/premium	(140)	(5)
Depreciation and amortization	23,198	22,121
Deferred income taxes	(4)	(2,781)
Stock-based compensation	11,327	10,259
Impairment of right-of-use lease assets	802	338
Changes in assets and liabilities:
Tuition receivable, net	(20,398)	(23,548)
Other assets	(13,007)	(5,359)
Accounts payable and accrued expenses	(3,643)	12,833
Income taxes payable and income taxes receivable	(3,785)	(2,278)
Contract liabilities	44,861	37,275
Other liabilities	(2,634)	(2,295)
Net cash provided by operating activities	98,864	116,550

Cash flows from investing activities:
Purchases of property and equipment	(21,151)	(24,198)
Purchases of marketable securities	(25,804)	(5,802)
Proceeds from marketable securities	42,575	8,306
Proceeds from other investments	—	29
Other investments	(231)	(138)
Cash paid for acquisition, net of cash acquired	(16)	—
Other investing activities	—	(71)
Net cash used in investing activities	(4,627)	(21,874)

Cash flows from financing activities:
Common dividends paid	(29,215)	(26,924)
Net payments for stock awards	(9,182)	(12,504)
Repurchase of common stock	(60,032)	(72,745)
Net cash used in financing activities	(98,429)	(112,173)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,519	132
Net decrease in cash, cash equivalents, and restricted cash	(1,673)	(17,365)
Cash, cash equivalents, and restricted cash — beginning of period	146,656	149,511
Cash, cash equivalents, and restricted cash — end of period	$144,983	$132,146
Non-cash transactions:
Non-cash additions to property and equipment	$2,797	$4,973
Right-of-use lease assets obtained in exchange for operating lease liabilities	$2,219	$2,189
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
All information as of, and for the three and six months ended, June 30, 2025 and 2026 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated statements of financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.3 million and $0.3 million of these unpaid obligations as of December 31, 2025 and June 30, 2026, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third-party law firm to adhere to tuition protection requirements. As of December 31, 2025 and June 30, 2026, the Company had approximately $8.0 million and $7.5 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2025 and 2026 (in thousands):

	As of June 30,
	2025	2026
Cash and cash equivalents	$133,600	$123,755
Restricted cash included in other current assets	10,883	7,891
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$144,983	$132,146
Marketable Securities
Investments in marketable securities are carried at either amortized cost or fair value. Investments in marketable securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in marketable securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2025 and June 30, 2026, all of the Company’s marketable securities are designated as held-to-maturity.
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	June 30, 2026
Tuition receivable	$127,634	$147,136
Allowance for credit losses	(49,432)	(46,278)
Tuition receivable, net	$78,202	$100,858
An additional $6.2 million and $6.0 million of tuition receivable, net, are included in other assets as of December 31, 2025 and June 30, 2026, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three and six months ended June 30, 2025 and 2026 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Allowance for credit losses, beginning of period	$45,570	$43,920	$46,185	$45,465
Additions charged to expense	12,806	11,226	25,580	22,659
Write-offs, net of recoveries	(14,051)	(13,096)	(27,440)	(26,074)
Allowance for credit losses, end of period	$44,325	$42,050	$44,325	$42,050
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 22,968,860 and 22,208,559 shares were issued and outstanding as of December 31, 2025 and June 30, 2026, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2026, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 1, 2026.

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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2026 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Weighted average shares outstanding used to compute basic earnings per share	22,906	21,381	23,113	21,501
Incremental shares issuable upon the assumed exercise of stock options	1	—	2	—
Unvested restricted stock and restricted stock units	609	355	675	453
Shares used to compute diluted earnings per share	23,516	21,736	23,790	21,954

Anti-dilutive shares excluded from the diluted earnings per share calculation	256	4	175	4
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2025 and June 30, 2026, the balance of accumulated other comprehensive loss was $46.1 million and $27.5 million, respectively. There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the three and six months ended June 30, 2025 and 2026.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2025 and 2026 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$206,714	$207,340	$418,460	$410,154
Other(1)	8,921	13,186	18,183	22,963
Total U.S. Higher Education Segment	215,635	220,526	436,643	433,117
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	67,849	73,407	114,295	124,491
Other(1)	1,295	977	3,109	1,713
Total Australia/New Zealand Segment	69,144	74,384	117,404	126,204
Education Technology Services Segment(2)	36,692	42,354	71,014	83,871
Consolidated revenue	$321,471	$337,264	$625,061	$643,192
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
Revenue from students participating in the Learn and Earn Scholarship is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $18.1 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Learn and Earn Scholarship (in thousands):

	For the six months ended June 30,
	2025	2026
Balance at beginning of period	$37,118	$38,125
Revenue deferred	10,883	9,841
Benefit redeemed	(9,603)	(9,404)
Balance at end of period	$38,398	$38,562
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
The table below presents activity in the contract liability related to Tuition Cap (in thousands):

	For the six months ended June 30,
	2025	2026
Balance at beginning of period	$14,672	$18,483
Revenue deferred	2,986	5,126
Benefit redeemed	(1,385)	(2,113)
Balance at end of period	$16,273	$21,496
The amount estimated to be redeemed in the next 12 months is $8.4 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third-party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the ANZ segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.

4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $1.3 million and $2.8 million of severance and other employee separation charges during the three and six months ended June 30, 2025, respectively, and $2.0 million and $3.5 million during the three and six months ended June 30, 2026, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the six months ended June 30, 2025 and 2026 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2024	$534
Restructuring and other charges	2,837
Payments	(2,833)
Balance as of June 30, 2025	$538

Balance as of December 31, 2025(1)	$860
Restructuring and other charges	3,531
Payments	(2,687)
Balance as of June 30, 2026(1)	$1,704
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $0.7 million and $0.8 million of right-of-use lease asset impairment charges during the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2026, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $0.7 million and $0.8 million during the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.5 million during the three and six months ended June 30, 2026, respectively. These right-of-use lease asset impairments and fixed asset impairments are included in Restructuring costs on the unaudited condensed consolidated statements of income.
5. Marketable Securities
The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2025 and June 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2025
Term deposits	$2,306	$—	$—	$2,306
U.S. treasury securities	4,991	30	—	5,021
Corporate debt securities	5,000	12	—	5,012
Total	$12,297	$42	$—	$12,339

Balance as of June 30, 2026
U.S. treasury securities	$4,997	$6	$—	$5,003
Corporate debt securities	5,000	—	(5)	4,995
Total	$9,997	$6	$(5)	$9,998
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2025 and June 30, 2026 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2026, there were no securities which were in an unrealized loss position for a period longer than 12 months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and six months ended June 30, 2025 and 2026. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s held-to-maturity securities as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	June 30, 2026
Due within one year	$7,297	$4,997
Due after one year through five years	5,000	5,000
Total	$12,297	$9,997
The following table summarizes the purchases of and proceeds from marketable securities for the six months ended June 30, 2025 and 2026 (in thousands):

	For the six months ended June 30,
	2025	2026
Purchases of marketable securities
Purchases of held-to-maturity securities	$25,804	$5,802
Total purchases of marketable securities	$25,804	$5,802

Proceeds from marketable securities
Maturities of available-for-sale securities	$500	$—
Maturities of held-to-maturity securities	42,075	8,306
Total proceeds from marketable securities	$42,575	$8,306
The Company did not sell any available-for-sale or held-to-maturity securities during the three and six months ended June 30, 2025 and 2026. The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2025 and 2026.
6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$88,239	$88,239	$—	$—
Total assets at fair value on a recurring basis	$88,239	$88,239	$—	$—
Assets measured at fair value on a recurring basis consist of the following as of June 30, 2026 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$52,481	$52,481	$—	$—
Total assets at fair value on a recurring basis	$52,481	$52,481	$—	$—

The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company’s other cash and cash equivalents as of December 31, 2025 and June 30, 2026 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2025 and June 30, 2026 was $12.3 million and $10.0 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2025 and 2026.
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	24,222	—	24,222
Balance as of June 30, 2025	$632,075	$499,030	$100,000	$1,231,105
The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2026 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2025	$632,075	$510,338	$100,000	$1,242,413
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	16,123	—	16,123
Balance as of June 30, 2026	$632,075	$526,461	$100,000	$1,258,536
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2026 to indicate an impairment to goodwill at any of the Company’s segments. There were no impairment charges related to goodwill recorded during the three and six months ended June 30, 2025 and 2026.
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

The following table presents changes in the carrying value of indefinite-lived intangible assets (in thousands):

	For the six months ended June 30,
	2025	2026
Balance at beginning of period	$245,098	$249,243
Additions	—	—
Impairments	—	—
Disposals	—	(476)
Currency translation adjustments	3,074	2,015
Balance at end of period	$248,172	$250,782
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2026 to indicate an impairment to indefinite-lived intangible assets. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2025 and 2026.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	June 30, 2026
Prepaid expenses	$22,970	$26,849
Cloud computing arrangements	11,074	11,854
Restricted cash	8,254	7,891
Deferred contract costs	4,714	6,812
Other	2,078	2,332
Other current assets	$49,090	$55,738
9. Other Assets
Other assets consist of the following as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	June 30, 2026
Cloud computing arrangements, net of current portion	$24,941	$25,856
Prepaid expenses, net of current portion	14,973	14,792
Equity method investments	9,472	9,818
Tuition receivable, net, non-current	6,217	5,997
Other investments	2,786	2,766
Deferred contract costs, net of current portion	2,149	2,588
Other	4,976	6,038
Other assets	$65,514	$67,855
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2025 and June 30, 2026, $13.2 million and $12.4 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
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
The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2025 and 2026 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Limited partnership investments, beginning of period	$13,514	$9,508	$13,428	$9,472
Capital contributions	141	—	231	138
Pro-rata share in the net income (loss) of limited partnerships	(2,258)	310	(2,262)	208
Distributions	—	—	—	—
Limited partnership investments, end of period	$11,397	$9,818	$11,397	$9,818
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	June 30, 2026
Trade payables	$55,986	$56,744
Accrued compensation and benefits(1)	42,083	50,825
Accrued student obligations and other	7,722	9,600
Accounts payable and accrued expenses	$105,791	$117,169
_________________________________________
(1)Accrued compensation and benefits as of June 30, 2026 includes a $13.9 million casual academic employee back-pay reserve related to the ANZ segment. Refer to Note 16 for additional information on the reserve.
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
As of December 31, 2025 and June 30, 2026, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility.
During the six months ended June 30, 2025 and 2026, the Company paid $0.3 million and $0.3 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2025 and June 30, 2026 (in thousands):

	December 31, 2025	June 30, 2026
Contract liabilities, net of current portion	$35,577	$36,113
Asset retirement obligations	3,874	3,839
Other	5,689	4,909
Other long-term liabilities	$45,140	$44,861
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

13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2025 and 2026 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Instructional and support costs	$1,969	$1,147	$4,256	$2,891
General and administration	3,846	3,726	6,923	7,272
Restructuring costs	41	—	148	96
Stock-based compensation expense included in operating expense	5,856	4,873	11,327	10,259
Tax benefit	1,539	1,234	2,974	2,639
Stock-based compensation expense, net of tax	$4,317	$3,639	$8,353	$7,620
14.    Income Taxes
During the six months ended June 30, 2025 and 2026, the Company recorded income tax expense of $25.4 million and $24.2 million, respectively. Income tax expense for the six months ended June 30, 2025 and 2026 include windfall tax benefits of approximately $0.4 million and $2.6 million, respectively, related to share-based payment arrangements.
The Company had no unrecognized tax benefits as of December 31, 2025 and June 30, 2026. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $29.2 million and $29.1 million in income taxes during the six months ended June 30, 2025 and 2026, respectively.
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
A summary of financial information by reportable segment for the three months ended June 30, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$215,635	$69,144	$36,692	$321,471

Segment expenses
Direct segment expenses	179,840	50,873	19,949	250,662
Enterprise shared services allocation	15,036	5,515	1,715	22,266
Segment income from operations	$20,759	$12,756	$15,028	$48,543

Unallocated expenses
Restructuring costs				(2,783)
Consolidated income from operations				$45,760
Other expense				(315)
Consolidated income before income taxes				$45,445
A summary of financial information by reportable segment for the three months ended June 30, 2026 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand(1)	Education Technology Services	Total
Revenues	$220,526	$74,384	$42,354	$337,264

Segment expenses
Direct segment expenses	174,122	67,834	20,883	262,839
Enterprise shared services allocation	14,029	5,548	1,903	21,480
Segment income from operations	$32,375	$1,002	$19,568	$52,945

Unallocated expenses
Restructuring costs				(2,465)
Consolidated income from operations				$50,480
Other income				1,351
Consolidated income before income taxes				$51,831
________________________________________
(1)Australia/New Zealand direct segment expenses and segment income from operations for the three months ended June 30, 2026 include a $13.9 million charge related to a casual academic employee back-pay reserve. Refer to Note 16 for additional information on the reserve.

A summary of financial information by reportable segment for the six months ended June 30, 2025 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$436,643	$117,404	$71,014	$625,061

Segment expenses
Direct segment expenses	355,378	96,124	38,757	490,259
Enterprise shared services allocation	30,550	10,620	3,381	44,551
Segment income from operations	$50,715	$10,660	$28,876	$90,251

Unallocated expenses
Restructuring costs				(4,697)
Consolidated income from operations				$85,554
Other income				1,896
Consolidated income before income taxes				$87,450
A summary of financial information by reportable segment for the six months ended June 30, 2026 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand(1)	Education Technology Services	Total
Revenues	$433,117	$126,204	$83,871	$643,192

Segment expenses
Direct segment expenses	345,741	116,150	40,591	502,482
Enterprise shared services allocation	29,499	11,059	4,020	44,578
Segment income (loss) from operations	$57,877	$(1,005)	$39,260	$96,132

Unallocated expenses
Restructuring costs				(4,567)
Consolidated income from operations				$91,565
Other income				2,556
Consolidated income before income taxes				$94,121
________________________________________
(1)Australia/New Zealand direct segment expenses and segment loss from operations for the six months ended June 30, 2026 include a $13.9 million charge related to a casual academic employee back-pay reserve. Refer to Note 16 for additional information on the reserve.

The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment for the three and six months ended June 30, 2025 and 2026 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
Depreciation and amortization
U.S. Higher Education	$7,625	$7,204	$15,250	$14,319
Australia/New Zealand	2,486	2,208	4,824	4,423
Education Technology Services	1,239	1,494	2,353	2,918
Restructuring costs	653	289	771	461
Consolidated depreciation and amortization	$12,003	$11,195	$23,198	$22,121
Stock-based compensation
U.S. Higher Education	$4,655	$4,630	$9,035	$9,234
Australia/New Zealand	407	(453)	762	(212)
Education Technology Services	753	696	1,382	1,141
Restructuring costs	41	—	148	96
Consolidated stock-based compensation	$5,856	$4,873	$11,327	$10,259
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as described below.
As disclosed in its Quarterly Report on Form 10-Q for the period ended March 31, 2026, the Company experienced a cybersecurity incident on February 25, 2026 (the “Incident”). After detecting unusual activity that day within its U.S.-based network environment, the Company promptly isolated the affected portion of the environment and shut off access to contain the threat and minimize impact. Core business functions remained operational, as the majority of staff and student platforms are hosted in separate environments. The Company immediately took steps to further secure its systems and initiated a formal investigation of the Incident, with assistance from third-party experts.
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
The Company worked with a third-party vendor to identify individuals whose information was contained in the files involved in the Incident and notified those individuals and relevant regulatory authorities in accordance with law.
In connection with the Incident, the Company is aware of the filing of a number of putative class action lawsuits in which the Company has been named as a defendant. The complaints advance a range of common-law claims stemming from the alleged exposure of personal information contained in the files involved in the cybersecurity incident. On June 26, 2026, the suits were consolidated under the matter Courtney Hampton v. Strategic Education, Inc. (In re Strategic Education, Inc. Data Breach Litigation), No. 1:26-cv-01526-AJT-WEF, in the U.S. District Court for the Eastern District of Virginia. The Company intends to defend against these claims vigorously. Because of the many questions of fact and law that may arise, the Company is unable to predict the final outcome of the litigation.
At the date of this report, it is not practicable to determine the financial impact arising from this matter. Accordingly, no provision has been recognized in the condensed consolidated financial statements. Further, the Company maintains insurance coverage that is expected to apply to potential losses related to this matter. The Company will continue to assess the matter and will recognize a provision if an obligation becomes probable and can be reliably measured.
On April 20, 2021, Capella University received a letter from the U.S. Department of Education (“Department of Education” or the “Department”) referencing Wright, et al. v. Capella Education Co., et al. (subsequently captioned Ornelas, et al. v. Capella, et al.), United States District Court for the District of Minnesota, Case No. 18-cv-1062, and indicating that the Department would require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than

1,000 borrower defense applications that have been submitted regarding Capella University. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella University subsequently received approximately 500 applications for borrower defense to repayment. Capella University contested each claim for defense to repayment in individualized responses with supporting evidence, the last of which was sent to the Department in August 2021. Since that time, Capella University has not received any communication from the Department related to the set of borrower defense claims received in 2021, nor has Capella University received indication that any of these claims has been evaluated on the facts presented and adjudicated on the merits. On June 22, 2022, in litigation in which Capella University is not a party, Sweet, et al. v. Miguel Cardona and the United States Department of Education, United States District Court for the Northern District of California, Case No. 3:19-cv-03674-WHA, the Department joined a proposed class settlement agreement that resulted in a blanket grant of automatic, presumptive relief for all borrower defense to repayment applications filed by students at any of approximately 150 different listed institutions, including Capella University, through June 22, 2022. The class settlement agreement also provided certain expedited review of borrower defense claims related to schools excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval (“Post-Class Applicants”). The district court granted final approval of the settlement on November 16, 2022. Intervenors, including multiple intervening higher education institutions and companies, appealed the district court’s order. Intervenors’ request to stay the district court’s final judgment approving the settlement pending resolution of the appeal was denied.
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
As a result of the Fifth Circuit’s August 7, 2023 nationwide injunction of the 2022 Borrower Defense to Repayment (“BDTR”) Regulations, the Department announced that while it would not adjudicate any borrower defense applications under the 2022 BDTR Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. For the Sweet Post-Class Applicants, the Department agreed to adjudicate such claims under the 2016 BDTR Rule, and pursuant to the Sweet settlement terms, if the Department did not adjudicate the applications by January 28, 2026, it would provide the applicants “Full Settlement Relief” (i.e., federal student loan(s) associated with the borrower’s attendance at the school will be discharged, the Department will refund any amounts paid to the Department on those loans, and the credit tradeline for those loans will be deleted from the borrower’s credit report). In November 2025, the Department requested an 18-month extension of the January 28, 2026 deadline for the Post-Class Applicants, which was denied by the district court; the Department requested reconsideration in January 2026, which was also denied. The Department appealed to the Ninth Circuit; an emergency motion to stay the district court order pending appeal was denied in March 2026, and the Ninth Circuit affirmed the district court’s decision in July 2026.
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
In relation to the separate 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. Following the Department’s 2024 notices, Capella University received approximately 6,770 applications, and Strayer University received approximately 1,870 applications. Each university provided a response to the applications it received within the time allowed by the Department. In March 2026, the Department announced it would resume notifying institutions of borrower defense to repayment applications. The Department subsequently informed Capella University that it would be receiving 2,126 borrower defense claims between May and July 2026 and informed Strayer University that it would be receiving 2,125 borrower defense claims between May and July 2026. For further discussion of the Department’s March 2026 announcement, please refer to the “Borrower Defenses to Repayment” section of Note 17, Regulation, of this report.
At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25, 2024, February 1, 2024, May-July 2026, or at any other time, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
On March 19, 2024, the Australian Fair Work Ombudsman (“FWO”) issued a compliance notice to Torrens University (“Torrens”), alleging that Torrens had underpaid an academic employee for work performed between 2018 and 2024 in violation of the Higher Education Industry – Academic Staff Award (the “Award”), which prescribes minimum wages for academic employees under Australian law. The compliance notice interpreted the Award to require that institutions compensate the academic employee for the marking of student assessments separately from and in addition to standard lecture delivery rates. On April 24, 2024, Torrens filed suit in the Federal Court of Australia (“Federal Court”) seeking judicial review of the compliance notice, arguing that FWO’s interpretation of the Award was incorrect and that time spent marking student assessments properly constituted “associated working time” and therefore was included within the lecture delivery rate. On June 16, 2025, the Federal Court set aside the compliance notice, finding that marking student assessments constituted “associated working time” when performed by lecturers in subjects they taught. The FWO appealed that decision to the Full Federal Court (“Full Court”). On March 17, 2026, the Full Court allowed the appeal, overturned the June 2025 judgment, and reinstated the compliance notice. The Full Court concluded that, under the Award, lecture delivery rates compensate only for limited associated working time and that ordinary marking work generally constitutes a separate activity requiring separate payment. Torrens filed an Application for Special Leave to appeal the Full Court’s decision to the High Court of Australia, which remains pending. The Company is unable to predict the final outcome of the litigation.
Although the compliance notice and related litigation concern a single academic employee, the Full Court’s interpretation of the Award applies broadly to similarly situated casual academic staff. Following the Full Court’s March 2026 decision, the Company began to compensate its casual academic staff for marking hours related to 2026 academic terms and evaluated this matter, including the likelihood and potential magnitude of loss related to historical periods. As of March 31, 2026, it was not practicable to determine the financial impact of the matter, and no provision was recognized related to historical periods. While the Company continues to believe it has strong arguments on the merits, during the second quarter of 2026 it obtained further legal advice assessing the likelihood of the High Court granting Special Leave to hear the case on appeal. The Company also further evaluated the FWO’s pattern of entering into settlements with other employers in the Australian higher education sector involving similar employee compensation matters. Drawing on its understanding of these settlements, the Company has explored whether remediation could be performed solely on a prospective basis, but ultimately concluded that retrospective remediation was likely to be required. Based on these factors, the Company concluded that a loss was probable as of June 30, 2026. In addition, the Company gathered data and completed an analysis of historical marking hours that provided a reliable basis for estimating its back-pay exposure for the period from 2020 through 2025, reflecting the period for which amounts may be payable to casual academic staff, and concluded that the loss was reasonably estimable. Accordingly, during the second quarter of 2026, the Company recorded a reserve of $13.9 million, consisting of estimated back pay, related payroll taxes and benefits, and interest, within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets, with a corresponding charge to instructional and support costs in the unaudited condensed consolidated statements of operations. The $13.9 million reserve reflects the Company’s best estimate of the potential loss for the period from 2020 through 2025. The ultimate resolution of the litigation, including the outcome of Torrens’ Application for Special Leave and any subsequent proceedings before the High Court, remains uncertain, and the actual loss could differ materially from the amount reserved. The Company will continue to monitor developments, including the status of the underlying litigation, and will adjust the reserve as additional information becomes available.
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
Borrower Defenses to Repayment
On March 30, 2026, the Department issued an Electronic Announcement regarding borrower defense applications that institutions recently had begun to receive. The Department informed institutions that these borrower defense applications are unrelated to the Sweet settlement and will be adjudicated under the relevant BDTR rule based on the date loans were first disbursed to the borrower. Specifically, the Department indicated that as of March 30, 2026 it is notifying institutions of applications that will be adjudicated under the 1994 BDTR Rule or the 2016 BDTR Rule. Under the 1994 BDTR Rule, for Direct Loans disbursed prior to July 1, 2017, a borrower may assert a defense to repayment if the institution committed an act or omission that relates to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided, and would give rise to a cause of action against the institution under applicable state law. Under the 2016 BDTR Rule, for Direct Loans disbursed after July 1, 2017, a borrower may assert a defense to repayment if the institution committed an act or omission that relates to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided and: (1) the borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. The Department indicated in the Electronic Announcement it has attempted to batch the applications in a single send and to issue batches of notifications periodically. The Department indicated that “[w]hen [the Department] begins notifying institutions of cases that fall under the 2019 Regulation, we will issue a future announcement with additional details around the notification and adjudication process.”
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
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. On January 21, 2026, NC-SARA initiated its 2026 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 10, 2026 and yielded 33 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 24, 2026, NC-SARA held its public comment forum to seek input on these proposed changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 10, 2026 and April 9, 2026, and between June 9, 2026 and July 7, 2026. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2026, and October 28, 2026, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.

Negotiated Rulemaking
On July 24, 2025, the Department announced its intention to establish two negotiated rulemaking committees to prepare proposed regulations implementing the One Big Beautiful Bill Act (“OBBBA”) and related Trump administration priorities. One committee, the Reimagining and Improving Student Education (“RISE”) Committee, addressed federal student loan-related changes and met for two multi-day sessions between September 2025 and November 2025; the committee reached consensus on draft regulatory language, and the Department released final regulations on May 1, 2026. Specifically, the final regulations implement the statutory loan-related changes reflected in OBBBA which among other things includes, with limited grandfathering, new annual, aggregate and lifetime loan limits for graduate students and professional students, proportional adjustment of annual loan limits for students enrolled less than full time, and the phasing out of Federal Direct PLUS loans for graduate students and professional students. The final regulations define “graduate student” and “professional student” for purposes of such changes. “Graduate student” is defined as “[a] student enrolled in a program of study that is above the baccalaureate level and awards a graduate credential (other than a professional degree) upon completion of the program.” “Professional student” is defined as “[a] student enrolled in a program of study that awards a professional degree upon completion of the program,” and the final regulations clarify that a professional degree is a degree that: (1) signifies both completion of the academic requirements for beginning practice in a given profession and a level of professional skill beyond that normally required for a bachelor’s degree; (2) is generally at the doctoral level, and that requires at least six academic years of postsecondary education coursework for completion, including at least two years of post-baccalaureate level coursework; (3) generally requires professional licensure to begin practice; and (4) includes a four-digit program CIP code in certain specified fields (pharmacy, dentistry, veterinary medicine, chiropractic, law, medicine, optometry, osteopathic medicine, podiatry, theology, and clinical psychology). On June 29, 2026, following litigation challenging the Department’s approved list of professional degree programs which resulted in a preliminary stay (American Association of Nurse Practitioners et al v. McMahon et al (D.D.C.)), the Department released via Electronic Announcement an interim updated list of programs that are considered “professional,” including some graduate-level nursing programs. The Department stated in the Electronic Announcement that it “is confident that the professional degree definition in the RISE Final rule is lawful and will continue to defend it,” and indicated that “[t]hese interim administrative designations are provided solely to facilitate implementation of the Court’s order [granting a preliminary stay] and may change as litigation in the case proceeds.”
The Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) Committee addressed Workforce Pell, institutional and programmatic accountability, and other issues, and met for two multi-day sessions between December 2025 and January 2026. The committee reached consensus on the Workforce Pell and accountability packages. On May 19, 2026, the Department published final Workforce Pell regulations. The regulations implement OBBBA provisions regarding establishment of a new Workforce Pell program beginning July 1, 2026, that will permit Pell Grants to be used for certain short-term workforce training programs offered by eligible institutions; and changes to the Pell Grant program such that effective July 1, 2026, eligible students will be ineligible for a Pell Grant if their non-federal aid equals or exceeds their cost of attendance.
On June 29, 2026, the Department released final regulations on the accountability packages, which it named the Student Tuition and Transparency System (STATS) and Earnings Accountability rule. Most provisions take effect July 1, 2027. Certain changes take effect earlier, including changes relating to reporting obligations beginning July 1, 2026, and, effective August 31, 2026, amendments to program participation agreements to incorporate the STATS and Earnings Accountability framework as a condition of Direct Loan eligibility. The accountability packages implement the OBBBA’s separate accountability framework for Federal Direct Loan eligibility at the program level, with separate frameworks based on program type and in certain cases cohort size. One-year failures of the relevant metrics trigger risk notifications (i.e., warnings to students and prospective students that the program could become ineligible for the Direct Loan program based on future earnings premium measures). Programs that fail the relevant metrics in two out of three consecutive years become ineligible for Federal Direct Loans, and ineligible programs may reapply after two years per Secretary-established rules. Institutions may appeal Department determinations that a program has failed on the basis of an error in the Department’s calculation of the program’s earnings premium measure, and program eligibility continues during the appeal process. The final regulations also permit an institution with a one-year failure of the relevant metrics to conduct a voluntary “orderly program closure” with the Secretary’s approval under which it would meet certain program discontinuation requirements in exchange for retaining Direct Loan eligibility for the lesser of three years or the program’s full-time length, while currently enrolled students complete their program. If more than half of an institution’s Title IV recipients or more than half of its Title IV, HEA funds are from failing programs in two out of any three consecutive award years, the Department will place the institution on a provisional program participation status and each of the institution’s failing programs will be ineligible for all Title IV, HEA funds (including, for example, Pell Grants). The Department has indicated it intends to publish the first round of metrics in the 2027-2028 award year, with program sanctions first going into effect in 2028-2029. Additionally, to harmonize with existing rules, the final regulations rescind some aspects of the existing gainful employment regulation, including the debt/earnings calculations.

On January 26, 2026, the Department announced its intent to establish the Accreditation, Innovation, and Modernization negotiated rulemaking committee to develop proposed regulations on accreditation-related topics. The committee convened for two multi-day sessions in April 2026 and May 2026 and reached consensus on a package of rules. The consensus draft reflects a reorientation of federal accreditation policy, including expansion of federal oversight and policy direction, introduction of competitive dynamics among accreditors, and an emphasis on student outcomes, cost effectiveness and transparency. The rules will be subject to public comment and are expected to be effective July 1, 2027 (assuming proposed regulations are published by November 1, 2026).
In July 2026, the Department published an updated regulatory agenda, which identifies 19 areas of focus at various stages of the rulemaking process. Anticipated future regulatory actions may address, among other topics, accreditation (discussed above); Title IV eligibility issues (including change of ownership, cash management, administrative capability standards, program length requirements, financial responsibility requirements, and 90/10); Title VI topics, and Title IX.
Title VI
Under Title VI of the Civil Rights Act of 1964, institutions receiving federal financial assistance are prohibited from discriminating on the basis of race, color, or national origin. On January 21, 2025, President Trump issued Executive Order 14173 “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” ordering, among other matters, all agencies to enforce civil rights laws and combat illegal private sector Diversity, Equity, and Inclusion (“DEI”) preferences, mandates, policies, programs and activities. The executive order further directed the U.S. Attorney General and the Secretary of Education to issue guidance to all institutions of higher education that receive federal financial assistance regarding measures and practices required to comply with the U.S. Supreme Court’s decision in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) (“SFFA”), in which the Court significantly altered the existing legal framework relevant to race-conscious admissions to achieve student body diversity. On February 5, 2025, the U.S. Attorney General issued a memorandum to all Department of Justice employees stating that the Department of Justice’s Civil Rights Division will investigate, eliminate, and penalize illegal DEI as well as diversity, equity, inclusion and accessibility (“DEIA”) preferences, mandates, policies, programs and activities in the private sector and educational institutions that receive federal funds. The Attorney General further stated that by March 1, 2025, the Civil Rights Division and Office of Legal Policy would jointly prepare a report containing recommendations for enforcement and address: key sectors of concern within the Department of Justice’s jurisdiction; the most egregious illegal DEI/DEIA practitioners in each sector of concern; plans to deter the use of illegal DEI/DEIA, including proposals for criminal investigations and up to nine potential civil compliance investigations of publicly traded corporations and certain other organizations; potential litigation activities, regulatory actions, and sub-regulatory guidance; and other strategies to end illegal DEI and DEIA discrimination and preferences and ensure compliance with federal civil rights laws. On July 29, 2025, the Attorney General released “Guidance for Recipients of Federal Funding Regarding Unlawful Discrimination,” which describes “the significant legal risks of initiatives that involve discrimination based on protected characteristics” and provides “non-binding best practices to help entities avoid the risk of violations.” Separately, the Department of Justice has indicated that, in certain contexts, compliance with federal anti-discrimination laws may be treated as material to the government’s payment decisions for purposes of the False Claims Act in connection with federal grants and contracts.” Various lawsuits challenging Executive Order 14173 were filed in federal district court. Although the U.S. District Court for the District of Maryland initially granted a preliminary injunction enjoining portions of the executive order, the U.S. Court of Appeals for the Fourth Circuit stayed the injunction and, on February 6, 2026, vacated the injunction and remanded the case to the district court. After the district court denied another injunction, plaintiffs voluntarily dismissed the complaint without prejudice “in light of specific representations made by the government . . . about the narrow scope of the Executive Orders challenged in this case and the decision of the Fourth Circuit accepting those representations and recognizing that narrow scope” (i.e., that the Executive Orders did not seek to establish new law related to DEI). The district court terminated the case on June 30, 2026.
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
On June 16, 2026, the Department announced a Civil Rights Partnership with the U.S. Department of Justice. The interagency agreement would: “(1) reinforce and strengthen respective enforcement processes and procedures to ensure vigorous enforcement of laws; (2) increase cross-agency administrative alignment of civil rights enforcement policies and programmatic requirements; and (3) provide process improvements by leveraging the expertise and capacity of both agencies to provide aggressive and focused civil rights expert oversight of America’s education institutions.”
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
On December 19, 2024, the Australian Federal Government introduced Ministerial Direction 111, which seeks to limit the number of international students, and is expected to draw student allocations determined by the Government on a prioritization approach. On August 4, 2025, the Australian Federal Government announced that the National Planning Level for international students for 2026 would be increased over 2025, contingent upon institutions fulfilling certain conditions, and that Ministerial Direction 111 would be replaced with an updated ministerial direction to reflect 2026 arrangements. On October 9, 2025, the Education Legislation Amendment (Integrity and Other Measures) Bill 2025 was introduced into the House of Representatives of the Australian Parliament, and passed both houses of Parliament on November 28, 2025. The legislation, which does not address numerical limits on international students, contains several measures to reform key legislative frameworks for education providers and aims to strengthen the integrity and regulation of the international education sector within Australia as well as transnational education and offshore delivery. On July 3, 2026 the Australian Government announced that the 2027 National Planning Level would be consistent with 2026, with no increase in numbers.

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

Segments Overview
As of June 30, 2026, we had the following reportable segments:
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
•In the second quarter of 2026, USHE enrollment decreased 0.5% to 85,894 compared to 86,339 for the same period in 2025.
•Trailing 4-quarter student persistence within USHE was 89.0% in the first quarter of 2026 compared to 87.4% for the same period in 2025. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026
87.0%	86.9%	87.2%	87.4%	87.8%	88.3%	88.5%	89.0%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 5.9% as of the end of the first quarter of 2026. Government provided grants and loans per credit earned includes all federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026
(3.8)%	(2.5)%	(4.7)%	(6.2)%	(7.1)%	(9.6)%	(6.7)%	(5.9)%
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
•In the second quarter of 2026, employer affiliated enrollment as a percentage of USHE enrollment was 34.7% compared to 31.8% for the same period in 2025.
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
•In the second quarter of 2026, ANZ enrollment decreased 5.2% to 17,555 compared to 18,524 for the same period in 2025.
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
Recent Developments
On March 19, 2024, the Australian Fair Work Ombudsman (“FWO”) issued a compliance notice to Torrens University (“Torrens”), alleging that Torrens had underpaid an academic employee for work performed between 2018 and 2024 in violation of the Higher Education Industry – Academic Staff Award (the “Award”), which prescribes minimum wages for academic employees under Australian law. The compliance notice interpreted the Award to require that institutions compensate the academic employee for the marking of student assessments separately from and in addition to standard lecture delivery rates. On April 24, 2024, Torrens filed suit in the Federal Court of Australia (“Federal Court”) seeking judicial review of the compliance notice, arguing that FWO’s interpretation of the Award was incorrect and that time spent marking student assessments properly constituted “associated working time” and therefore was included within the lecture delivery rate. On June 16, 2025, the Federal Court set aside the compliance notice, finding that marking student assessments constituted “associated working time” when performed by lecturers in subjects they taught. The FWO appealed that decision to the Full Federal Court (“Full Court”). On March 17, 2026, the Full Court allowed the appeal, overturned the June 2025 judgment, and reinstated the compliance notice. The Full Court concluded that, under the Award, lecture delivery rates compensate only for limited associated working time and that ordinary marking work generally constitutes a separate activity requiring separate payment. Torrens filed an Application for Special Leave to appeal the Full Court’s decision to the High Court of Australia. The Company is unable to predict the final outcome of the litigation.
Although the compliance notice and related litigation concern a single academic employee, the Full Court’s interpretation of the Award applies broadly to similarly situated casual academic staff. Following the Full Court’s March 2026 decision, the Company began to compensate its casual academic staff for marking hours related to 2026 academic terms and evaluated this matter, including the likelihood and potential magnitude of loss related to historical periods. As of March 31, 2026, it was not practicable to determine the financial impact of the matter, and no provision was recognized related to historical periods. While the Company continues to believe it has strong arguments on the merits, during the second quarter of 2026 it obtained further legal advice assessing the likelihood of the High Court granting Special Leave to hear the case on appeal. The Company also further evaluated the FWO’s pattern of entering into settlements with other employers in the Australian higher education sector involving similar employee compensation matters. Drawing on its understanding of these settlements, the Company has explored whether remediation could be performed solely on a prospective basis, but ultimately concluded that retrospective remediation was likely to be required. Based on these factors, the Company concluded that a loss was probable as of June 30, 2026. In addition, the Company gathered data and completed an analysis of historical marking hours that provided a reliable basis for estimating its back-pay exposure for the period from 2020 through 2025, reflecting the period for which amounts may be payable to casual academic staff, and concluded that the loss was reasonably estimable. Accordingly, during the second quarter of 2026, the Company recorded a reserve of $13.9 million, consisting of estimated back pay, related payroll taxes and benefits, and interest, within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets, with a corresponding charge to instructional and support costs in the unaudited condensed consolidated statements of operations (“back-pay reserve”).

The $13.9 million reserve reflects the Company’s best estimate of the potential loss for the period from 2020 through 2025. The ultimate resolution of the litigation, including the outcome of Torrens’ Application for Special Leave and any subsequent proceedings before the High Court, remains uncertain, and the actual loss could differ materially from the amount reserved. The Company will continue to monitor developments, including the status of the underlying litigation, and will adjust the reserve as additional information becomes available.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the six months ended June 30, 2026 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The Company defers the value of the related performance obligation associated with the free credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2026, we had deferred $38.6 million for estimated redemptions earned under the Learn and Earn Scholarship, as compared to $38.1 million at December 31, 2025. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2026, our bad debt expense was 3.3% of revenue compared to 4.0% for the same period in 2025. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2026 would have changed our income from operations by approximately $1.5 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2026 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six months ended June 30, 2026.
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
In the first quarter of 2026, student enrollment within ANZ decreased 2.5% to 19,570 compared to 20,082 for the same period in 2025, and in the second quarter of 2026, student enrollment within ANZ decreased 5.2% to 17,555 compared to 18,524 for the same period in 2025, reflecting continued constraints on international enrollment. These developments reflect a softening of the improving enrollment trends observed at the end of 2025 and are primarily due to the Australian government applying a more stringent visa approval process for international students, resulting in a higher rate of visa refusals for applicants from certain countries. While lower international enrollment was partially offset by growth in domestic enrollment, this growth did not fully offset the decline. If the regulatory constraints on international students continue and are not offset by growth in domestic enrollment, the goodwill and indefinite-lived intangible assets associated with the ANZ reporting unit could become impaired in the future. As of June 30, 2026, the ANZ reporting unit had $526.5 million of goodwill and $66.2 million of indefinite-lived intangible assets. Based on qualitative evaluations performed each reporting period since our last quantitative assessment, we believe the fair value of the ANZ reporting unit remains in excess of carrying value and that the fair value of the indefinite-lived intangible assets remains in excess of carrying value as of June 30, 2026. Management will continue to assess goodwill and indefinite-lived intangible assets for impairment in future quarters.
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
Results of Operations
In the second quarter of 2026, we generated $337.3 million in revenue compared to $321.5 million for the same period in 2025. Our income from operations was $50.5 million in the second quarter of 2026 compared to $45.8 million for the same period in 2025, primarily due to higher revenue, partially offset by higher instructional and support costs, which include the $13.9 million ANZ back-pay reserve. Net income in the second quarter of 2026 was $37.2 million compared to $32.3 million for the same period in 2025, and diluted earnings per share was $1.71 in the second quarter of 2026 compared to $1.37 for the same period in 2025. For the six months ended June 30, 2026, we generated $643.2 million in revenue compared to $625.1 million for the same period in 2025. Our income from operations was $91.6 million for the six months ended June 30, 2026 compared to $85.6 million for the same period in 2025, primarily due to higher revenue, partially offset by higher operating expenses, which include the $13.9 million ANZ back-pay reserve. Net income was $70.0 million for the six months ended June 30, 2026 compared to $62.1 million for the same period in 2025, and diluted earnings per share was $3.19 for the six months ended June 30, 2026 compared to $2.61 for the same period in 2025.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenues. Consolidated revenue increased 4.9% to $337.3 million in the second quarter of 2026 compared to $321.5 million in the second quarter of 2025, primarily due to favorable foreign currency impacts and higher revenue in our USHE and ETS segments. In the USHE segment for the three months ended June 30, 2026, total enrollment decreased 0.5% to 85,894 from

86,339 for the same period in 2025. USHE segment revenue increased 2.3% to $220.5 million in the second quarter of 2026 compared to $215.6 million in the second quarter of 2025, primarily due to higher revenue per student, partially offset by lower enrollment. In the ANZ segment for the three months ended June 30, 2026, total enrollment decreased 5.2% to 17,555 from 18,524 for the same period in 2025. ANZ segment revenue increased 7.6% to $74.4 million in the second quarter of 2026 compared to $69.1 million in the second quarter of 2025, primarily due to favorable foreign currency impacts and higher revenue per student, partially offset by lower enrollment. ETS segment revenue increased 15.4% to $42.4 million in the second quarter of 2026 compared to $36.7 million in the second quarter of 2025, primarily due to growth in Sophia Learning subscriptions, an increase in Workforce Edge revenue from employer partnerships, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $177.9 million in the second quarter of 2026 compared to $166.2 million in the second quarter of 2025, primarily due to the ANZ back-pay reserve, higher technology-related and student materials costs, and unfavorable foreign currency impacts, partially offset by lower personnel-related costs, bad debt expense, facility expenses, and stock-based compensation expense. Consolidated instructional and support costs as a percentage of revenues increased to 52.7% in the second quarter of 2026 from 51.7% in the second quarter of 2025.
General and administration expenses. Consolidated general and administration expenses decreased to $106.4 million in the second quarter of 2026 compared to $106.8 million in the second quarter of 2025, primarily due to lower international agent commissions, personnel-related costs, and facility expenses, partially offset by unfavorable foreign currency impacts and increased investments in branding initiatives. Consolidated general and administration expenses as a percentage of revenues decreased to 31.6% in the second quarter of 2026 from 33.2% in the second quarter of 2025.
Restructuring costs. Restructuring costs decreased to $2.5 million in the second quarter of 2026 compared to $2.8 million in the second quarter of 2025, primarily due to a $1.0 million decrease in asset impairment charges associated with the consolidation of underutilized facilities, partially offset by a $0.7 million increase in severance and other personnel-related expenses from employee terminations.
Income from operations. Consolidated income from operations increased to $50.5 million in the second quarter of 2026 compared to $45.8 million in the second quarter of 2025, primarily due to higher revenue, partially offset by higher instructional and support costs, which include the $13.9 million ANZ back-pay reserve. USHE segment income from operations increased 56.0% to $32.4 million in the second quarter of 2026 compared to $20.8 million in the second quarter of 2025, primarily due to higher revenue and lower personnel-related costs, bad debt expense, and facility expenses, partially offset by higher technology-related costs and student materials costs. ANZ segment income from operations decreased to $1.0 million in the second quarter of 2026 compared to $12.8 million in the second quarter of 2025, primarily due to the $13.9 million back-pay reserve and higher instructional costs and technology-related costs, partially offset by lower facility expenses, international agent commissions, and stock-based compensation expense. ETS segment income from operations increased 30.2% to $19.6 million in the second quarter of 2026 compared to $15.0 million in the second quarter of 2025, primarily due to higher revenue, partially offset by higher technology-related costs and increased investments in branding initiatives.
Other income (expense). Other income (expense) increased to $1.4 million of income in the second quarter of 2026 compared to $0.3 million of expense in the second quarter of 2025, primarily due to a $2.6 million increase in investment income related to our limited partnership investments, partially offset by a $0.9 million decrease in interest income. We incurred $0.3 million of interest expense in the three months ended June 30, 2026 compared to $0.3 million in the three months ended June 30, 2025.
Provision for income taxes. Income tax expense was $14.7 million in the second quarter of 2026 compared to $13.1 million in the second quarter of 2025. Our effective tax rate for the second quarter of 2026 was 28.3% compared to 28.9% in the second quarter of 2025.
Net income. Net income increased to $37.2 million in the second quarter of 2026 compared to $32.3 million in the second quarter of 2025 due to the factors discussed above.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues. Consolidated revenue increased to $643.2 million in the six months ended June 30, 2026 compared to $625.1 million in the same period in 2025, primarily due to favorable foreign currency impacts and higher revenue in our ETS segment, partially offset by lower revenue in our USHE segment. USHE segment revenue decreased 0.8% to $433.1 million in the six months ended June 30, 2026 compared to $436.6 million in the same period in 2025, primarily due to lower enrollment, partially offset by higher revenue per student. ANZ segment revenue increased 7.5% to $126.2 million in the six months ended June 30, 2026 compared to $117.4 million in the same period in 2025, primarily due to favorable foreign currency impacts, partially offset by lower enrollment. ETS segment revenue increased 18.1% to $83.9 million in the six months ended June 30, 2026 compared to $71.0 million in the same period in 2025, primarily due to growth in Sophia Learning subscriptions, an increase in Workforce

Edge revenue from employer partnerships, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $332.6 million in the six months ended June 30, 2026 compared to $324.4 million in the same period in 2025, primarily due to the ANZ back-pay reserve, higher technology-related and student materials costs, and unfavorable foreign currency impacts, partially offset by lower bad debt expense, facility expenses, personnel-related costs, and stock-based compensation expense. Consolidated instructional and support costs as a percentage of revenues decreased to 51.7% in the six months ended June 30, 2026 from 51.9% in the six months ended June 30, 2025.
General and administration expenses. Consolidated general and administration expenses increased to $214.4 million in the six months ended June 30, 2026 compared to $210.4 million in the same period in 2025, primarily due to increased investments in branding initiatives, higher technology-related costs, higher stock-based compensation expense, and unfavorable foreign currency impacts, partially offset by lower personnel-related costs, international agent commissions, and facility expenses. Consolidated general and administration expenses as a percentage of revenues decreased to 33.3% in the six months ended June 30, 2026 from 33.7% in the six months ended June 30, 2025.
Restructuring costs. Restructuring costs decreased to $4.6 million in the six months ended June 30, 2026 compared to $4.7 million in the same period in 2025, primarily due to a $0.8 million decrease in asset impairment charges, partially offset by a $0.7 million increase in severance and other personnel-related expenses from employee terminations.
Income from operations. Consolidated income from operations increased to $91.6 million in the six months ended June 30, 2026 compared to $85.6 million in the same period in 2025, primarily due to higher revenue, partially offset by higher operating expenses, which include the $13.9 million ANZ back-pay reserve. USHE segment income from operations increased 14.1% to $57.9 million in the six months ended June 30, 2026 compared to $50.7 million in the same period in 2025, primarily due to lower personnel-related costs, bad debt expense, and facility expenses, partially offset by higher technology-related and student materials costs, and increased investments in branding initiatives. ANZ segment income (loss) from operations decreased to $1.0 million of loss from operations in the six months ended June 30, 2026 compared to $10.7 million of income from operations in the same period in 2025, primarily due to the $13.9 million back-pay reserve and higher instructional costs and technology-related costs, partially offset by lower international agent commissions, stock-based compensation expense and facility expenses. ETS segment income from operations increased 36.0% to $39.3 million in the six months ended June 30, 2026 compared to $28.9 million in the same period in 2025, primarily due to higher revenue, partially offset by higher technology-related costs and increased investments in branding initiatives.
Other income. Other income increased to $2.6 million in the six months ended June 30, 2026 compared to $1.9 million in the same period in 2025, primarily due to a $2.5 million increase in investment income related to our limited partnership investments, partially offset by a $1.7 million decrease in interest income. We incurred $0.5 million of interest expense in the six months ended June 30, 2026 compared to $0.5 million in the same period in 2025.
Provision for income taxes. Income tax expense was $24.2 million and $25.4 million in the six months ended June 30, 2026 and 2025, respectively. Income tax expense for the six months ended June 30, 2026 and 2025 include windfall tax benefits of approximately $2.6 million and $0.4 million, respectively, related to share-based payment arrangements.
Net income. Net income increased to $70.0 million in the six months ended June 30, 2026 compared to $62.1 million in the same period in 2025 due to the factors discussed above.
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
To illustrate currency impacts to operating results, Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and six months ended June 30, 2026 are also presented on a constant currency basis.

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
Adjusted income from operations was $52.9 million in the second quarter of 2026 compared to $48.5 million for the same period in 2025. Adjusted net income was $38.3 million in the second quarter of 2026 compared to $35.8 million for the same period in 2025, and adjusted diluted earnings per share was $1.76 in the second quarter of 2026 compared to $1.52 for the same period in 2025. Adjusted income from operations was $96.1 million for the six months ended June 30, 2026 compared to $90.3 million for the same period in 2025. Adjusted net income was $69.9 million for the six months ended June 30, 2026 compared to $67.0 million for the same period in 2025, and adjusted diluted earnings per share was $3.18 for the six months ended June 30, 2026 compared to $2.82 for the same period in 2025.
The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2026 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Income from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$286,784	$(2,465)	$—	$—	$284,319
Income from operations	$50,480	$2,465	$—	$—	$52,945
Operating margin	15.0%				15.7%
Income before income taxes	$51,831	$2,465	$(311)	$—	$53,985
Net income	$37,159	$2,465	$(311)	$(984)	$38,329

Diluted earnings per share	$1.71				$1.76
Weighted average diluted shares outstanding	21,736				21,736
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$275,711	$(2,783)	$—	$—	$272,928
Income from operations	$45,760	$2,783	$—	$—	$48,543
Operating margin	14.2%				15.1%
Income before income taxes	$45,445	$2,783	$2,259	$—	$50,487
Net income	$32,331	$2,783	$2,259	$(1,527)	$35,846

Diluted earnings per share	$1.37				$1.52
Weighted average diluted shares outstanding	23,516				23,516

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2026 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Income from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$551,627	$(4,567)	$—	$—	$547,060
Income from operations	$91,565	$4,567	$—	$—	$96,132
Operating margin	14.2%				14.9%
Income before income taxes	$94,121	$4,567	$(217)	$—	$98,471
Net income	$69,968	$4,567	$(217)	$(4,404)	$69,914

Diluted earnings per share	$3.19				$3.18
Weighted average diluted shares outstanding	21,954				21,954
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Loss from other investments(2)	Tax adjustments(3)	As Adjusted (Non-GAAP)
Total costs and expenses	$539,507	$(4,697)	$—	$—	$534,810
Income from operations	$85,554	$4,697	$—	$—	$90,251
Operating margin	13.7%				14.4%
Income before income taxes	$87,450	$4,697	$2,263	$—	$94,410
Net income	$62,075	$4,697	$2,263	$(2,004)	$67,031

Diluted earnings per share	$2.61				$2.82
Weighted average diluted shares outstanding	23,790				23,790
_______________________________________
(1)Reflects severance costs, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(2)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(3)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0% for the three and six months ended June 30, 2026 and 29.0% for the three and six months ended June 30, 2025.

The tables below reconcile our reported results of operations to adjusted results of operations on a constant currency basis:
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the three months ended June 30, 2026 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$337,264	$—	$(7,026)	$330,238
Total costs and expenses	$286,784	$(2,465)	$(6,821)	$277,498
Income from operations	$50,480	$2,465	$(205)	$52,740
Operating margin	15.0%			16.0%
Income before income taxes	$51,831	$2,154	$(225)	$53,760
Net income	$37,159	$1,170	$(159)	$38,170

Earnings per share:
Diluted	$1.71			$1.76
Weighted average shares outstanding:
Diluted	21,736			21,736
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the six months ended June 30, 2026 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$643,192	$—	$(12,515)	$630,677
Total costs and expenses	$551,627	$(4,567)	$(11,954)	$535,106
Income from operations	$91,565	$4,567	$(561)	$95,571
Operating margin	14.2%			15.2%
Income before income taxes	$94,121	$4,350	$(608)	$97,863
Net income	$69,968	$(54)	$(431)	$69,483

Earnings per share:
Diluted	$3.19			$3.16
Weighted average shares outstanding:
Diluted	21,954			21,954
_________________________________________________________________________________________
(1)Reflects non-GAAP adjustments related to restructuring costs, income/loss from other investments, and tax adjustments as described further in the Reconciliation of Reported to Adjusted Results of Operations table above.
(2)Reflects an adjustment to translate foreign currency results after the non-GAAP adjustments for the three and six months ended June 30, 2026 at a constant exchange rate of 0.64 and 0.63 Australian Dollars to U.S. Dollars, which were the average exchange rates for the same periods in 2025.
Liquidity and Capital Resources
At June 30, 2026, we had cash, cash equivalents, and marketable securities of $133.8 million compared to $153.1 million at December 31, 2025 and $179.9 million at June 30, 2025. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at June 30, 2026 and 2025. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. During the six months ended June 30, 2026 and 2025, we earned interest income of $2.9 million and $4.6 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental

Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2026. We had no borrowings outstanding under the Revolving Credit Facility as of June 30, 2026 and June 30, 2025. During the six months ended June 30, 2026 and 2025, we paid $0.3 million and $0.3 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the six months ended June 30, 2026 increased to $116.6 million, compared to $98.9 million for the same period in 2025. The increase in net cash from operating activities was primarily due to higher earnings and favorable changes in working capital.
Our net cash used in investing activities for the six months ended June 30, 2026 increased to $21.9 million, compared to $4.6 million for the same period in 2025. The increase in net cash used in investing activities was primarily due to a $34.2 million decrease in cash proceeds from marketable securities and other investments and a $3.0 million increase in capital expenditures, partially offset by a $20.0 million decrease in purchases of marketable securities. Capital expenditures increased to $24.2 million for the six months ended June 30, 2026, compared to $21.2 million for the same period in 2025, primarily due to increased technology investments.
Our net cash used in financing activities for the six months ended June 30, 2026 increased to $112.2 million, compared to $98.4 million for the same period in 2025. The increase in net cash used in financing activities was primarily due to a $12.7 million increase in share repurchases and a $3.3 million increase in net payments for employee stock awards, partially offset by a $2.3 million decrease in cash dividend payments.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first two quarters of 2026. During the six months ended June 30, 2026, we paid a total of $26.9 million in cash dividends on our common stock, compared to $29.2 million for the same period in 2025. During the six months ended June 30, 2026, we paid $72.7 million to repurchase shares of common stock in the open market under our repurchase program, compared to $60.0 million for the same period in 2025. As of June 30, 2026, we had $140.7 million remaining in share repurchase authorization to use through December 31, 2026.
For the second quarter of 2026 and 2025, bad debt expense as a percentage of revenue was 3.3% and 4.0%, respectively.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2026, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of June 30, 2026. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio.

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
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 19.6% of our consolidated revenues for the six months ended June 30, 2026. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the six months ended June 30, 2026, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $12.6 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the six months ended June 30, 2026 was an increase of $0.1 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
Item 4.   Controls and Procedures
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2026, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from “federal education assistance” (i.e., all federal funds, including U.S. Department of Defense military tuition assistance and U.S. Department of Veterans Affairs education benefits funds) for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. For fiscal year 2025, Capella University derived approximately 68.30% of its cash-basis revenues from federal education assistance. For fiscal year 2025, Strayer University derived approximately 87.98% of its cash-basis revenues from federal education assistance. From time to time, legislation has been introduced in both chambers of Congress that seeks to modify or eliminate the 90/10 Rule. We cannot predict whether Congress will pass any of these legislative proposals. Violation of the 90/10 Rule may result in the loss of eligibility to participate in Title IV programs, which would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and Capella University or Strayer University were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. On January 21, 2026, NC-SARA initiated its 2026 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 10, 2026 and yielded 33 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 24, 2026, NC-SARA will hold its public comment forum to seek input on these proposed changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 10, 2026 and April 9, 2026, and between June 9, 2026 and July 7, 2026. NC-SARA’s regional compacts/regional steering committees and the NC-SARA board of directors will vote on each proposal presented by September 2, 2026, and October 28, 2026, respectively. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
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
In the event of substantial misrepresentation, the Department of Education may revoke or terminate an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; relieve the borrower of the obligation to repay federal education loans in whole or in part under the BDTR Rule and require the institution to reimburse the Department for those amounts. If the Department or other third parties interpret statements made by one of the universities or on the university’s behalf to be in violation of the new regulations, the university could be subject to sanctions and other liability, which could have a material adverse effect on our business. As described in this report and in Note 21, Litigation, in the consolidated financial statements appearing in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, the Department of Education has begun to adjudicate BDTR claims and in some cases may seek recoupment of discharged claims from institutions. On January 25, 2024, Capella University received notice from the Department of BDTR applications, and on February 1, 2024, Strayer University received notice from the

Department of BDTR applications. In March 2026, the Department announced it would resume notifying institutions of borrower defense to repayment applications. The Department subsequently informed Capella University and Strayer University that they would be receiving additional borrower defense claims between May and July 2026.
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
The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and makes changes to federal student loan repayment plans, among other things. OBBBA and regulatory provisions that change repayment plans effective July 1, 2026, could affect borrowers’ ability to repay their student loans and could result in an increased number of borrowers defaulting on their student loans, including among our graduates.
Our failure to comply with the Department of Education’s gainful employment regulations effective July 1, 2024, as well as Congressionally legislated accountability metrics effective July 1, 2026, could result in heightened disclosure requirements and loss of Title IV eligibility.
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
The OBBBA establishes a separate accountability framework, effective July 1, 2026, for Federal Direct Loan eligibility at the program level. Undergraduate programs become ineligible if, in two of three consecutive years, median earnings of completers (from a cohort four years prior, working, not enrolled, and who received Direct Loans) fall below those of state (or national) working adults aged 25-34 with only a high school diploma. Graduate/professional programs become ineligible if completers’ median earnings fall below those of working adults aged 25-34 with only a bachelor’s degree, using Census data and the lesser of state or national comparators in the field or overall (with national fallback if fewer than 50% of students are in-state). Small cohorts (less than 30) may be aggregated. One-year failures trigger risk notifications; an appeals process is required, with eligibility continuing during appeals. Ineligible programs may reapply after two years per Secretary-established rules.
On June 29, 2026, the Department released final regulations on the accountability packages, which it named the Student Tuition and Transparency System (STATS) and Earnings Accountability rule. Most provisions take effect July 1, 2027. Certain changes take effect earlier, including changes relating to reporting obligations beginning July 1, 2026, and, effective August 31, 2026, amendments to program participation agreements to incorporate the STATS and Earnings Accountability framework as a condition of Direct Loan eligibility. The accountability packages implement the OBBBA’s separate accountability framework for Federal Direct Loan eligibility at the program level, with separate frameworks based on program type and in certain cases cohort size. One-year failures of the relevant metrics trigger risk notifications (i.e., warnings to students and prospective students that the program could become ineligible for the Direct Loan program based on future earnings premium measures). Programs that fail the relevant metrics in two out of three consecutive years become ineligible for Federal Direct Loans, and ineligible programs may reapply after two years per Secretary-established rules. Institutions may appeal Department determinations that a program has failed on the basis of an error in the Department’s calculation of the program’s earnings premium measure, and program eligibility continues during the appeal process. The final regulations also permit an institution with a one-year failure of the relevant metrics to conduct a voluntary “orderly program closure” with the Secretary’s approval under which it would meet certain program discontinuation requirements in exchange for retaining Direct Loan eligibility for the lesser of three years or the program’s full-time length, while currently enrolled students complete their program. If more than half of an institution’s Title IV recipients or more than half of its Title IV, HEA funds are from failing programs in two out of any three consecutive award years, the Department will place the institution on a provisional program participation status and each of the institution’s failing programs will be ineligible for all Title IV, HEA funds (including, for example, Pell Grants). The Department has indicated it intends to publish the first round of metrics in the 2027-2028 award year, with program sanctions first going into effect in 2028-2029. Additionally, to harmonize with existing rules, the final regulations rescind some aspects of the existing gainful employment regulation, including the debt/earnings calculations.
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

OBBBA eliminates, effective July 2026, Federal Direct PLUS loans for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. The law also sets new annual and aggregate loan limits for such borrowers, with some limited grandfathering. For graduate students, OBBBA maintains existing loan limits of $20,500 annually for unsubsidized loans in the Direct Loan Program; for professional students enrolled on or after July 1, 2026, OBBBA raises the annual limits to $50,000. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is generally $200,000 minus the amounts borrowed for the professional degree program. With respect to professional students, the aggregate graduate loan limit is generally $200,000 minus certain other previously borrowed amounts, including certain subsidized loans and amounts borrowed as a graduate student, if applicable. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year; the Department initially indicated in July 2025 that it planned to release a schedule of reductions for public comment later in 2025, which institutions would be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond. However, in connection with negotiated rulemaking, consensus was reached in November 2025 on regulatory text that would establish loan eligibility at the time of disbursement using an agreed calculation for less than full-time students, and final implementing regulations were released on May 1, 2026.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, the Company paid $32.8 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $140.7 million as of June 30, 2026, and is available for use through December 31, 2026.
A summary of the Company’s share repurchases during the three months ended June 30, 2026 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
April 1 to April 30, 2026	92,726	$75.52	92,726	$166.5
May 1 to May 31, 2026	291,303	78.98	291,303	143.5
June 1 to June 30, 2026	36,595	74.85	36,595	140.7
Total	420,624	$77.86	420,624	$140.7
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

Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
On April 24, 2026, Robert Silberman, the Company’s Chairman, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Silberman’s Rule 10b5-1 Trading Plan, which terminates on March 5, 2027, provides for the sale of up to 34,000 shares of common stock pursuant to the terms of the plan.
On April 24, 2026, Karl McDonnell, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan. Mr. McDonnell’s Rule 10b5-1 Trading Plan, which terminates on March 10, 2028, provides for the sale of up to 34,189 shares of common stock pursuant to the terms of the plan.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended June 30, 2026,
Item 6.   Exhibits

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
Date: July 29, 2026