Form 10-Q
period 2026-09-30
Strategic Education, Inc.
filed 2026-11-05
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or
☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File No. 0-21039
Strategic Education, Inc.
(Exact name of registrant as specified in this charter)

Maryland		52-1975978
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2303 Dulles Station Boulevard,	Suite 600
Herndon,	VA	20171
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (703) 561-1600
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STRA	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 16, 2026, there were outstanding 21,882,127 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	September 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$140,757	$126,575
Marketable securities	7,297	4,999
Tuition receivable, net	78,202	112,528
Income taxes receivable	2,511	5,595
Other current assets	49,090	54,925
Total current assets	277,857	304,622
Property and equipment, net	107,373	111,879
Right-of-use lease assets	91,140	83,039
Marketable securities, non-current	5,000	7,000
Intangible assets	249,243	244,601
Goodwill	1,242,413	1,140,542
Other assets	65,514	66,354
Total assets	$2,038,540	$1,958,037

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,791	$124,492
Contract liabilities	96,247	143,077
Lease liabilities	15,905	15,049
Total current liabilities	217,943	282,618
Deferred income tax liabilities	35,835	34,279
Lease liabilities, non-current	93,216	87,863
Other long-term liabilities	45,140	44,225
Total liabilities	392,134	448,985
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 22,968,860 and 21,882,127 shares issued and outstanding at December 31, 2025 and September 30, 2026, respectively	230	219
Additional paid-in capital	1,436,795	1,361,346
Accumulated other comprehensive loss	(46,115)	(17,526)
Retained earnings	255,496	165,013
Total stockholders’ equity	1,646,406	1,509,052
Total liabilities and stockholders’ equity	$2,038,540	$1,958,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Revenues	$319,949	$325,067	$945,010	$968,259
Costs and expenses:
Instructional and support costs	162,724	163,644	487,163	496,287
General and administration	105,932	110,405	316,303	324,822
Restructuring costs	14,251	4,481	18,948	9,048
Impairment of goodwill and intangible assets	—	134,100	—	134,100
Total costs and expenses	282,907	412,630	822,414	964,257
Income (loss) from operations	37,042	(87,563)	122,596	4,002
Other income (expense)	(273)	275	1,623	2,831
Income (loss) before income taxes	36,769	(87,288)	124,219	6,833
Provision for income taxes	10,139	11,023	35,514	35,176
Net income (loss)	$26,630	$(98,311)	$88,705	$(28,343)
Earnings (loss) per share:
Basic	$1.18	$(4.68)	$3.87	$(1.33)
Diluted	$1.15	$(4.68)	$3.76	$(1.33)
Weighted average shares outstanding:
Basic	22,584	21,028	22,937	21,343
Diluted	23,209	21,028	23,597	21,343
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Net income (loss)	$26,630	$(98,311)	$88,705	$(28,343)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,457	10,002	36,153	28,589
Unrealized losses on marketable securities, net of tax	(219)	—	(219)	—
Comprehensive income (loss)	$32,868	$(88,309)	$124,639	$246
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2025	23,948,762	$239	$1,489,271	$236,076	$(58,869)	$1,666,717
Stock-based compensation	—	—	5,818	50	—	5,868
Exercise of stock options	740	—	39	—	—	39
Issuance of restricted stock, net	(15,715)	—	(576)	—	—	(576)
Repurchase of common stock	(428,837)	(4)	(27,151)	(7,460)	—	(34,615)
Common stock dividends ($0.60 per share)	—	—	—	(14,198)	—	(14,198)
Foreign currency translation adjustment	—	—	—	—	6,457	6,457
Unrealized losses on marketable securities, net of tax	—	—	—	—	(219)	(219)
Net income	—	—	—	26,630	—	26,630
Balance at September 30, 2025	23,504,950	$235	$1,467,401	$241,098	$(52,631)	$1,656,103

	For the three months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2026	22,208,559	$222	$1,377,637	$283,253	$(27,528)	$1,633,584
Stock-based compensation	—	—	5,730	—	—	5,730
Issuance of restricted stock, net	21,040	1	(1)	—	—	—
Repurchase of common stock	(347,472)	(4)	(22,020)	(6,789)	—	(28,813)
Common stock dividends ($0.60 per share)	—	—	—	(13,140)	—	(13,140)
Foreign currency translation adjustment	—	—	—	—	10,002	10,002
Net loss	—	—	—	(98,311)	—	(98,311)
Balance at September 30, 2026	21,882,127	$219	$1,361,346	$165,013	$(17,526)	$1,509,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2024	24,502,385	$245	$1,532,414	$218,405	$(88,565)	$1,662,499
Stock-based compensation	—	—	17,145	50	—	17,195
Exercise of stock options	4,898	—	306	—	—	306
Issuance of restricted stock, net	143,650	1	(10,027)	—	—	(10,026)
Repurchase of common stock	(1,145,983)	(11)	(72,437)	(22,633)	—	(95,081)
Common stock dividends ($1.80 per share)	—	—	—	(43,429)	—	(43,429)
Foreign currency translation adjustment	—	—	—	—	36,153	36,153
Unrealized losses on marketable securities, net of tax	—	—	—	—	(219)	(219)
Net income	—	—	—	88,705	—	88,705
Balance at September 30, 2025	23,504,950	$235	$1,467,401	$241,098	$(52,631)	$1,656,103

	For the nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2025	22,968,860	$230	$1,436,795	$255,496	$(46,115)	$1,646,406
Stock-based compensation	—	—	15,989	—	—	15,989
Exercise of stock options	1,211	—	63	—	—	63
Issuance of restricted stock, net	173,257	2	(12,569)	—	—	(12,567)
Repurchase of common stock	(1,261,201)	(13)	(78,932)	(22,141)	—	(101,086)
Common stock dividends ($1.80 per share)	—	—	—	(39,999)	—	(39,999)
Foreign currency translation adjustment	—	—	—	—	28,589	28,589
Net loss	—	—	—	(28,343)	—	(28,343)
Balance at September 30, 2026	21,882,127	$219	$1,361,346	$165,013	$(17,526)	$1,509,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2025	2026
Cash flows from operating activities:
Net income (loss)	$88,705	$(28,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on early termination of operating leases	—	(405)
Amortization of deferred financing costs	318	318
Amortization of investment discount/premium	(413)	(8)
Depreciation and amortization	35,160	33,711
Deferred income taxes	2,917	(2,058)
Stock-based compensation	17,195	15,989
Impairment of right-of-use lease assets	4,685	401
Impairment of goodwill and intangible assets	—	134,100
Changes in assets and liabilities:
Tuition receivable, net	(36,940)	(34,732)
Other assets	(12,678)	(4,946)
Accounts payable and accrued expenses	9,167	18,754
Income taxes payable and income taxes receivable	(5,488)	(3,084)
Contract liabilities	60,211	46,548
Other liabilities	(3,837)	(2,747)
Net cash provided by operating activities	159,002	173,498

Cash flows from investing activities:
Purchases of property and equipment	(32,009)	(36,822)
Purchases of marketable securities	(25,804)	(7,802)
Proceeds from marketable securities	57,575	8,306
Proceeds from other investments	—	29
Other investments	(265)	(248)
Cash paid for acquisition, net of cash acquired	(36)	—
Other investing activities	—	(71)
Net cash used in investing activities	(539)	(36,608)

Cash flows from financing activities:
Common dividends paid	(43,387)	(40,051)
Net payments for stock awards	(9,720)	(12,504)
Repurchase of common stock	(94,316)	(101,273)
Net cash used in financing activities	(147,423)	(153,828)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,815	481
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,855	(16,457)
Cash, cash equivalents, and restricted cash — beginning of period	146,656	149,511
Cash, cash equivalents, and restricted cash — end of period	$160,511	$133,054
Non-cash transactions:
Non-cash additions to property and equipment	$2,562	$5,363
Right-of-use lease assets obtained in exchange for operating lease liabilities	$6,071	$2,370
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
All information as of, and for the three and nine months ended, September 30, 2025 and 2026 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated statements of financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Impairment of goodwill and intangible assets includes impairment charges related to the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand. See Note 7 for additional information.

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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. higher education institution during the academic term. The Company had approximately $0.3 million and $0.1 million of these unpaid obligations as of December 31, 2025 and September 30, 2026, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third-party law firm to adhere to tuition protection requirements. As of December 31, 2025 and September 30, 2026, the Company had approximately $8.0 million and $5.9 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of conducting operations in Pennsylvania, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets in the unaudited condensed consolidated balance sheets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2025 and 2026 (in thousands):

	As of September 30,
	2025	2026
Cash and cash equivalents	$151,460	$126,575
Restricted cash included in other current assets	8,551	5,979
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$160,511	$133,054
Marketable Securities
Investments in marketable securities are carried at either amortized cost or fair value. Investments in marketable securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in marketable securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2025 and September 30, 2026, all of the Company’s marketable securities are designated as held-to-maturity.
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
The Company’s current tuition receivable and allowance for credit losses were as follows as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	September 30, 2026
Tuition receivable	$127,634	$158,112
Allowance for credit losses	(49,432)	(45,584)
Tuition receivable, net	$78,202	$112,528
An additional $6.2 million and $5.7 million of tuition receivable, net, are included in other assets as of December 31, 2025 and September 30, 2026, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s current and non-current allowance for credit losses for the three and nine months ended September 30, 2025 and 2026 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Allowance for credit losses, beginning of period	$44,325	$42,050	$46,185	$45,465
Additions charged to expense	14,967	15,002	40,547	37,661
Write-offs, net of recoveries	(13,595)	(15,689)	(41,035)	(41,763)
Allowance for credit losses, end of period	$45,697	$41,363	$45,697	$41,363
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 22,968,860 and 21,882,127 shares were issued and outstanding as of December 31, 2025 and September 30, 2026, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued, the Board of Directors must establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2026, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 14, 2026.
Net Income (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units (“stock awards”). The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock awards are excluded from the computation of diluted earnings (loss) per share when their effect would be anti-dilutive.
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2026 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Weighted average shares outstanding used to compute basic earnings (loss) per share	22,584	21,028	22,937	21,343
Incremental shares issuable upon the assumed exercise of stock options	1	—	1	—
Unvested restricted stock and restricted stock units	624	—	659	—
Shares used to compute diluted earnings (loss) per share	23,209	21,028	23,597	21,343

Anti-dilutive shares excluded from the diluted earnings (loss) per share calculation(1)	250	1,043	200	1,071
_________________________________________
(1)For the three and nine months ended September 30, 2026, all stock awards were excluded from the diluted loss per share calculation because the Company reported a net loss and their inclusion would have been anti-dilutive. The anti-dilutive shares excluded represent the weighted-average gross number of shares underlying all potentially dilutive stock awards, including awards that would have been anti-dilutive regardless of the Company’s net loss.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2025 and September 30, 2026, the balance of accumulated other comprehensive loss was $46.1 million and $17.5 million, respectively. During the three and nine months ended September 30, 2025, approximately $0.2 million, net of tax of $0.1 million, of unrealized gains (losses) on marketable securities was reclassified out of accumulated other comprehensive income (loss) to Other income (expense) on the unaudited consolidated statements of income (loss). There were no reclassifications out of accumulated other comprehensive income (loss) to net income (loss) for the three and nine months ended September 30, 2026.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2025 and 2026 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$203,315	$200,207	$621,775	$610,361
Other(1)	9,752	13,457	27,935	36,420
Total U.S. Higher Education Segment	213,067	213,664	649,710	646,781
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	67,002	67,661	181,297	192,152
Other(1)	1,587	901	4,696	2,614
Total Australia/New Zealand Segment	68,589	68,562	185,993	194,766
Education Technology Services Segment(2)	38,293	42,841	109,307	126,712
Consolidated revenue	$319,949	$325,067	$945,010	$968,259
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
Revenue from students participating in the Learn and Earn Scholarship is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $17.7 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Learn and Earn Scholarship (in thousands):

	For the nine months ended September 30,
	2025	2026
Balance at beginning of period	$37,118	$38,125
Revenue deferred	15,084	13,665
Benefit redeemed	(14,482)	(14,721)
Balance at end of period	$37,720	$37,069
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

The table below presents activity in the contract liability related to Tuition Cap (in thousands):

	For the nine months ended September 30,
	2025	2026
Balance at beginning of period	$14,672	$18,483
Revenue deferred	5,055	7,358
Benefit redeemed	(2,577)	(3,119)
Balance at end of period	$17,150	$22,722
The amount estimated to be redeemed in the next 12 months is $8.6 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets.
Costs to Obtain a Contract
Certain commissions earned by third-party international agents are considered incremental and recoverable costs of obtaining a contract with customers in the ANZ segment. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.
4.    Restructuring and Related Charges
The Company incurs severance and other employee separation costs related to employee terminations that are not tied to a formal restructuring plan. The Company incurred $8.1 million and $10.9 million of severance and other employee separation charges during the three and nine months ended September 30, 2025, respectively, and $3.9 million and $7.5 million during the three and nine months ended September 30, 2026, respectively, related to the elimination of certain positions. These severance and other employee separation charges are included in Restructuring costs on the unaudited condensed consolidated statements of income (loss).
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the nine months ended September 30, 2025 and 2026 (in thousands):

Severance Restructuring Liability
Balance as of December 31, 2024	$534
Restructuring and other charges	10,863
Payments	(10,459)
Balance as of September 30, 2025	$938

Balance as of December 31, 2025(1)	$860
Restructuring and other charges	7,457
Payments	(7,789)
Balance as of September 30, 2026(1)	$528
____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
The Company evaluates its real estate portfolio on an ongoing basis, which has resulted in the consolidation and sale of underutilized facilities. The Company recorded approximately $3.9 million and $4.7 million of right-of-use lease asset impairment charges during the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2026, respectively, related to facilities that were consolidated during the period. The Company also recorded fixed asset impairment charges of approximately $1.5 million and $2.3 million during the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2026, respectively. In addition, the Company recorded a $0.3 million loss during the three and nine months ended September 30, 2025 related to the classification of assets as held for sale.
The Company recorded net losses related to the early termination of leases of approximately $0.2 million during the three and nine months ended September 30, 2026. These net losses reflect the reduction of the lease liability for payments that will no longer be required and the corresponding adjustment to the related right‑of‑use asset, if any, net of cash payments made in connection with the early termination. These right-of-use lease asset impairments, fixed asset impairments, loss on assets classified as held for sale, and net losses from early lease terminations are included in Restructuring costs on the unaudited condensed consolidated statements of income (loss).
5. Marketable Securities
The following is a summary of held-to-maturity securities, which are carried at amortized cost, as of December 31, 2025 and September 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Balance as of December 31, 2025
Term deposits	$2,306	$—	$—	$2,306
U.S. treasury securities	4,991	30	—	5,021
Corporate debt securities	5,000	12	—	5,012
Total	$12,297	$42	$—	$12,339

Balance as of September 30, 2026
U.S. treasury securities	$4,999	$—	$—	$4,999
Corporate debt securities	7,000	—	(42)	6,958
Total	$11,999	$—	$(42)	$11,957
The unrealized gains and losses on the Company’s investments in marketable securities as of December 31, 2025 and September 30, 2026 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2026, there were no securities which were in an unrealized loss position for a period longer than 12 months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. As such, no impairment charges were recorded during the three and nine months ended September 30, 2025 and 2026. The Company has no allowance for credit losses related to its marketable securities as all investments are in investment grade securities.
The following table summarizes the maturities of the Company’s held-to-maturity securities as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	September 30, 2026
Due within one year	$7,297	$4,999
Due after one year through five years	5,000	7,000
Total	$12,297	$11,999
The following table summarizes the purchases of and proceeds from marketable securities for the nine months ended September 30, 2025 and 2026 (in thousands):

	For the nine months ended September 30,
	2025	2026
Purchases of marketable securities
Purchases of held-to-maturity securities	$25,804	$7,802
Total purchases of marketable securities	$25,804	$7,802

Proceeds from marketable securities
Maturities of available-for-sale securities	$500	$—
Maturities of held-to-maturity securities	57,075	8,306
Total proceeds from marketable securities	$57,575	$8,306
The Company did not sell any available-for-sale or held-to-maturity securities during the three and nine months ended September 30, 2025 and 2026. The Company did not record any gross realized gains or losses in net income (loss) during the three and nine months ended September 30, 2025 and 2026.

6.    Fair Value Measurement
Assets measured at fair value on a recurring basis consist of the following as of December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$88,239	$88,239	$—	$—
Total assets at fair value on a recurring basis	$88,239	$88,239	$—	$—
Assets measured at fair value on a recurring basis consist of the following as of September 30, 2026 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$55,126	$55,126	$—	$—
Total assets at fair value on a recurring basis	$55,126	$55,126	$—	$—
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company’s other cash and cash equivalents as of December 31, 2025 and September 30, 2026 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
The Company’s held-to-maturity marketable securities, which consist of term deposits, U.S. treasury securities, and corporate debt securities, are not included in the tables above as they are carried at amortized cost and not measured at fair value on a recurring basis. The estimated fair value of the Company’s held-to-maturity marketable securities as of December 31, 2025 and September 30, 2026 was $12.3 million and $12.0 million, respectively. These securities are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets and are classified in Level 2 of the fair value hierarchy.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2025 and 2026.
7.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2025 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2024	$632,075	$474,808	$100,000	$1,206,883
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	30,182	—	30,182
Balance as of September 30, 2025	$632,075	$504,990	$100,000	$1,237,065

The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2026 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Education Technology Services	Total
Balance as of December 31, 2025	$632,075	$510,338	$100,000	$1,242,413
Additions	—	—	—	—
Impairments	—	(126,979)	—	(126,979)
Currency translation adjustments	—	25,108	—	25,108
Balance as of September 30, 2026	$632,075	$408,467	$100,000	$1,140,542
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
During the third quarter of 2026, the Company concluded that continued declines in ANZ student enrollment, additional migration-related policies announced by the Australian government that extended uncertainty regarding the duration of existing international enrollment regulatory constraints, with no indication of whether or when these constraints would be eased, and a shortfall in ANZ’s financial performance relative to its operating plan collectively represented a triggering event that warranted an interim quantitative impairment assessment of the goodwill and indefinite-lived intangible assets assigned to the ANZ reporting unit as of September 30, 2026.
To assess goodwill for impairment, the Company utilized a combination of an income approach and a market approach to determine the fair value of the ANZ reporting unit. The income approach consisted of a discounted cash flow model that included projections of future cash flows for the reporting unit, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The market approach was based on revenue multiples derived from a group of selected guideline public companies operating in the education sector. The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, revenue growth, operating margins, the discount rate, the terminal growth rate, and, for the market approach, the selection of guideline public companies and their related revenue multiples. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in the ANZ reporting unit. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The guideline public companies used in the market approach were selected based on their similarity to the ANZ reporting unit, including consideration of industry, service offerings, and other relevant factors. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. These fair value measurements are based on significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy.
Based on the results of this quantitative impairment assessment, the Company concluded that the carrying value of the ANZ reporting unit exceeded its estimated fair value by $127.0 million. Accordingly, the Company recognized a goodwill impairment charge of $127.0 million during the three and nine months ended September 30, 2026, representing the full excess of carrying value over fair value, as this amount did not exceed the total goodwill allocated to the reporting unit. The impairment charge is included in the Impairment of goodwill and intangible assets line on the unaudited condensed consolidated statements of income (loss). No events or circumstances occurred in the three and nine months ended September 30, 2026 to indicate an impairment to goodwill within the Company’s other reporting units. There were no impairment charges related to goodwill recorded during the three and nine months ended September 30, 2025.
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

The following table presents changes in the carrying value of indefinite-lived intangible assets (in thousands):

	For the nine months ended September 30,
	2025	2026
Balance at beginning of period	$245,098	$249,243
Additions	—	—
Impairments	—	(7,121)
Disposals	—	(476)
Currency translation adjustments	3,827	2,955
Balance at end of period	$248,925	$244,601
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount.
In connection with the interim impairment assessment described above, the Company also performed a quantitative impairment assessment of the ANZ indefinite-lived trade name intangible asset as of September 30, 2026. The Company used an income-based approach to determine the fair value of the ANZ trade name. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included a projection of future revenues for ANZ, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ trade name include, but are not limited to, the amounts and timing of future revenue growth rates, the royalty rate, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future revenue growth rates consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The royalty rate is based on the Company’s assumption of what a reasonable market participant would pay to license the ANZ trade name, expressed as a percentage of revenues. The discount rate is based on the Company’s assumption of a prudent investor’s required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. The Company believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. These fair value measurements are based on significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy.
Based on the results of this assessment, the Company concluded that the carrying value of the ANZ trade name exceeded its estimated fair value by $7.1 million. Accordingly, the Company recognized an impairment charge of $7.1 million related to the ANZ trade name during the three and nine months ended September 30, 2026. The impairment charge is included in the Impairment of goodwill and intangible assets line on the unaudited condensed consolidated statements of income (loss). No events or circumstances occurred with respect to the Company’s other indefinite-lived intangible assets during the three and nine months ended September 30, 2026 to indicate impairment. There were no impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2025.
8. Other Current Assets
Other current assets consist of the following as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	September 30, 2026
Prepaid expenses	$22,970	$30,263
Cloud computing arrangements	11,074	12,263
Restricted cash	8,254	5,979
Deferred contract costs	4,714	5,599
Other	2,078	821
Other current assets	$49,090	$54,925

9. Other Assets
Other assets consist of the following as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	September 30, 2026
Cloud computing arrangements, net of current portion	$24,941	$26,045
Prepaid expenses, net of current portion	14,973	14,615
Equity method investments	9,472	9,168
Tuition receivable, net, non-current	6,217	5,713
Other investments	2,786	2,766
Deferred contract costs, net of current portion	2,149	2,164
Other	4,976	5,883
Other assets	$65,514	$66,354
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2025 and September 30, 2026, $13.2 million and $12.0 million, respectively, of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.5 million across these partnerships through 2031. The Company’s investments range from 3% to 5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2025 and 2026 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Limited partnership investments, beginning of period	$11,397	$9,818	$13,428	$9,472
Capital contributions	34	110	265	248
Pro-rata share in the net income (loss) of limited partnerships	(2,147)	(760)	(4,409)	(552)
Distributions	—	—	—	—
Limited partnership investments, end of period	$9,284	$9,168	$9,284	$9,168
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
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	September 30, 2026
Trade payables	$55,986	$67,333
Accrued compensation and benefits(1)	42,083	48,394
Accrued student obligations and other	7,722	8,765
Accounts payable and accrued expenses	$105,791	$124,492
_________________________________________
(1)Accrued compensation and benefits as of September 30, 2026 includes a $13.9 million casual academic employee back-pay reserve related to the ANZ segment. Refer to Note 16 for additional information on the reserve.
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
As of December 31, 2025 and September 30, 2026, the Company was in compliance with all covenants of the Amended Credit Facility and had no borrowings outstanding under the Revolving Credit Facility..

During the nine months ended September 30, 2025 and 2026, the Company paid $0.4 million and $0.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2025 and September 30, 2026 (in thousands):

	December 31, 2025	September 30, 2026
Contract liabilities, net of current portion	$35,577	$35,884
Asset retirement obligations	3,874	3,774
Other	5,689	4,567
Other long-term liabilities	$45,140	$44,225
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2025 and 2026 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Instructional and support costs	$2,104	$1,871	$6,360	$4,762
General and administration	3,724	3,859	10,647	11,131
Restructuring costs	40	—	188	96
Stock-based compensation expense included in operating expense	5,868	5,730	17,195	15,989
Tax benefit	1,544	1,492	4,518	4,131
Stock-based compensation expense, net of tax	$4,324	$4,238	$12,677	$11,858
14.    Income Taxes
During the nine months ended September 30, 2025 and 2026, the Company recorded income tax expense of $35.5 million and $35.2 million, respectively. Income tax expense for the nine months ended September 30, 2025 and 2026 include windfall tax benefits of approximately $0.4 million and $2.5 million, respectively, related to share-based payment arrangements.
The Company’s effective income tax rate was 27.6% and (12.6)% for the three months ended September 30, 2025 and 2026, respectively, and 28.6% and 514.8% for the nine months ended September 30, 2025 and 2026, respectively. The rate for the three months ended September 30, 2026 reflects income tax expense recognized on a pre-tax loss, primarily attributable to a non-deductible goodwill impairment charge recorded during the quarter. The impairment charge was also the primary driver of the higher effective income tax rate for the nine months ended September 30, 2026.
The Company had no unrecognized tax benefits as of December 31, 2025 and September 30, 2026. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income (loss).
The Company paid $38.1 million and $41.7 million in income taxes during the nine months ended September 30, 2025 and 2026, respectively.

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

A summary of financial information by reportable segment for the three months ended September 30, 2026 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand	Education Technology Services	Total
Revenues	$213,664	$68,562	$42,841	$325,067

Segment expenses
Direct segment expenses	178,512	52,048	22,112	252,672
Enterprise shared services allocation	13,123	5,712	2,542	21,377
Segment income from operations	$22,029	$10,802	$18,187	$51,018

Unallocated expenses
Restructuring costs				(4,481)
Impairment of goodwill and intangible assets				(134,100)
Consolidated income (loss) from operations				$(87,563)
Other income				275
Consolidated income (loss) before income taxes				$(87,288)
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

A summary of financial information by reportable segment for the nine months ended September 30, 2026 is presented in the following table (in thousands):

	U.S. Higher Education	Australia/New Zealand(1)	Education Technology Services	Total
Revenues	$646,781	$194,766	$126,712	$968,259

Segment expenses
Direct segment expenses	524,253	168,198	62,703	755,154
Enterprise shared services allocation	42,622	16,771	6,562	65,955
Segment income from operations	$79,906	$9,797	$57,447	$147,150

Unallocated expenses
Restructuring costs				(9,048)
Impairment of goodwill and intangible assets				(134,100)
Consolidated income from operations				$4,002
Other income				2,831
Consolidated income before income taxes				$6,833
________________________________________
(1)Australia/New Zealand direct segment expenses and segment income from operations for the nine months ended September 30, 2026 include a $13.9 million charge related to a casual academic employee back-pay reserve. Refer to Note 16 for additional information on the reserve.
The following table presents a schedule of significant non-cash items included in segment income from operations by reportable segment for the three and nine months ended September 30, 2025 and 2026 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
Depreciation and amortization
U.S. Higher Education	$6,442	$7,641	$21,692	$21,960
Australia/New Zealand	2,394	2,113	7,218	6,536
Education Technology Services	1,340	1,567	3,693	4,485
Restructuring costs	1,786	269	2,557	730
Consolidated depreciation and amortization	$11,962	$11,590	$35,160	$33,711
Stock-based compensation
U.S. Higher Education	$4,648	$4,718	$13,683	$13,952
Australia/New Zealand	462	307	1,224	95
Education Technology Services	718	705	2,100	1,846
Restructuring costs	40	—	188	96
Consolidated stock-based compensation	$5,868	$5,730	$17,195	$15,989
16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There have been no material developments in the litigation and other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as described below.
As initially disclosed in its Quarterly Report on Form 10-Q for the period ended March 31, 2026, the Company experienced a cybersecurity incident on February 25, 2026 (the “Incident”). After detecting unusual activity that day within its U.S.-based network environment, the Company promptly isolated the affected portion of the environment and shut off access to contain the threat and minimize impact. Core business functions remained operational, as the majority of staff and student platforms are hosted in separate environments. The Company immediately took steps to further secure its systems and initiated a formal investigation of the Incident, with assistance from third-party experts. By proactively taking certain systems offline, the Company prevented the encryption of its data that could have limited access to its systems, and therefore the Company was able to resume normal operations in less than one week. The Incident affected only parts of the Company’s U.S.-based network environment and did not affect the Company’s Australia and New Zealand operations or its ETS operations, including Sophia Learning. The Company worked with a third-party vendor to identify individuals whose information was contained in the files involved in the Incident and notified those individuals and relevant regulatory authorities in accordance with law.
Between June 3, 2026 and June 17, 2026, a number of putative class action lawsuits were filed against the Company alleging a range of common-law claims stemming from the alleged exposure of personal information contained in the files involved in the Incident. On June 26, 2026, the suits were consolidated under the matter Courtney Hampton v. Strategic Education, Inc. (In re Strategic Education, Inc. Data Breach Litigation), No. 1:26-cv-01526-AJT-WEF, in the U.S. District Court for the Eastern District of Virginia. On September 28, 2026, the Company filed a Motion to Dismiss the Consolidated Complaint, and a hearing is expected to take place on November 18, 2026. The Company intends to defend against these claims vigorously. Because of the many questions of fact and law that may arise, the Company is unable to predict the final outcome of the litigation.
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
In relation to the separate 2021 notice received by Capella University, the Department indicated there were more than 1,000 applications pending, but the Company only ever received approximately 500 actual claims, and after an exhaustive review and response process the Company believes that none properly stated a claim for loan forgiveness. Following the Department’s 2024 notices, Capella University received approximately 6,770 applications, and Strayer University received approximately 1,870 applications. Each university provided a response to the applications it received within the time allowed by the Department. In March 2026, the Department announced it would resume notifying institutions of borrower defense to repayment applications. Between May 2026 and October 2026, Capella University received approximately 2,874 borrower defense claims and Strayer University received approximately 3,053 claims. The Universities are continuing to respond to the applications received within the time allowed by the Department. For further discussion of the Department’s March 2026 announcement, please refer to the “Borrower Defenses to Repayment” section of Note 17, Regulation, of this report.
At this time, the Company is unable to predict whether the Department will grant BDTR relief for the claims noticed on January 25, 2024, February 1, 2024, May-October 2026, or at any other time, or if so, whether it will seek recoupment from Capella University or Strayer University. If the Department were to seek recoupment, Capella University and Strayer University would dispute and defend against such efforts. However, if the Department were to successfully seek recovery for the amounts of discharged loans from Strayer University and Capella University in future proceedings, any such recovery could have a material adverse effect on our business.
On March 19, 2024, the Australian Fair Work Ombudsman (“FWO”) issued a compliance notice to Torrens University (“Torrens”), alleging that Torrens had underpaid an academic employee for work performed between 2018 and 2024 in violation of the Higher Education Industry – Academic Staff Award (the “Award”), which prescribes minimum wages for academic employees under Australian law. The compliance notice interpreted the Award to require that institutions compensate the academic employee for the marking of student assessments separately from and in addition to standard lecture delivery rates. On April 24, 2024, Torrens filed suit in the Federal Court of Australia (“Federal Court”) seeking judicial review of the compliance notice, arguing that FWO’s interpretation of the Award was incorrect and that time spent marking student assessments properly constituted “associated working time” and therefore was included within the lecture delivery rate. On June 16, 2025, the Federal Court set aside the compliance notice, finding that marking student assessments constituted “associated working time” when performed by lecturers in subjects they taught. The FWO appealed that decision to the Full Federal Court (“Full Court”). On March 17, 2026, the Full Court allowed the appeal, overturned the June 2025 judgment, and reinstated the compliance notice. The Full Court concluded that, under the Award, lecture delivery rates compensate only for limited associated working time and that ordinary marking work generally constitutes a separate activity requiring separate payment. Torrens filed an Application for Special Leave to appeal the Full Court’s decision to the High Court of Australia, which was denied on August 6, 2026.
Although the compliance notice and related litigation concern a single academic employee, the Full Court’s interpretation of the Award applies broadly to similarly situated casual academic staff. Following the Full Court’s March 2026 decision, the Company began to compensate its casual academic staff for marking hours related to 2026 academic terms and evaluated this matter, including the likelihood and potential magnitude of loss related to historical periods. As of March 31, 2026, it was not practicable to determine the financial impact of the matter, and no provision was recognized related to historical periods. While the Company continued to believe it had strong arguments on the merits, during the second quarter of 2026 it obtained further legal advice assessing the likelihood of the High Court granting Special Leave to hear the case on appeal. The Company also further evaluated the FWO’s pattern of entering into settlements with other employers in the Australian higher education sector involving similar employee compensation matters. Drawing on its understanding of these settlements, the Company has explored whether remediation could be performed solely on a prospective basis, but ultimately concluded that retrospective remediation was likely to be required. Based on these factors, the Company concluded that a loss was probable as of June 30, 2026. In addition, the Company gathered data and completed an analysis of historical marking hours that provided a reliable basis for estimating its back-pay exposure for the period from 2020 through 2025, reflecting the period for which amounts may be payable to casual academic staff, and concluded that the loss was reasonably estimable. Accordingly, during the second quarter of 2026, the Company recorded a reserve of $13.9 million, consisting of estimated back pay, related payroll taxes and benefits, and interest, within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets, with a corresponding charge to instructional and support costs in the unaudited condensed consolidated statements of operations. The $13.9 million reserve reflects the Company’s best estimate of the potential loss for the period from 2020 through 2025. The Company did not adjust the reserve during the third quarter of 2026. With the conclusion of the FWO litigation, including the denial of Torrens’s Application for Special Leave, the Company is preparing to commence remediation and is in discussions with the FWO.
Separately, on September 10, 2026, a new representative proceeding was commenced in the Australian Federal Court against Torrens University: Tito Scohel v Torrens University Australia Ltd. The complaint alleges that Torrens University underpaid casual academics by failing to pay them separately for marking and other tasks, including student consultation, meeting attendance, and training. The Company intends to defend against these claims vigorously. Because of the many questions of fact and law that may arise, the Company is unable to predict the final outcome of the litigation. At the date of this report, it is not practicable to determine the financial impact arising from this matter. Accordingly, no additional provision has been recognized in the condensed consolidated financial statements. The Company will continue to assess the matter and will recognize a provision if an obligation becomes probable and can be reliably measured.
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
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. On January 21, 2026, NC-SARA initiated its 2026 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 10, 2026 and yielded 33 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 24, 2026, NC-SARA held its public comment forum to seek input on these proposed changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 10, 2026 and April 9, 2026, and between June 9, 2026 and July 7, 2026. In September 2026, NC-SARA announced that the four regional compacts/regional steering committees approved nine proposals, and the NC-SARA board of directors approved the proposals on October 28, 2026. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
Negotiated Rulemaking
On July 24, 2025, the Department announced its intention to establish two negotiated rulemaking committees to prepare proposed regulations implementing the One Big Beautiful Bill Act (“OBBBA”) and related Trump administration priorities. One committee, the Reimagining and Improving Student Education (“RISE”) Committee, addressed federal student loan-related changes and met for two multi-day sessions between September 2025 and November 2025; the committee reached consensus on draft regulatory language, and the Department released final regulations on May 1, 2026. Specifically, the final regulations implement the statutory loan-related changes reflected in OBBBA which among other things includes, with limited grandfathering, new annual, aggregate and lifetime loan limits for graduate students and professional students, proportional adjustment of annual loan limits for students enrolled less than full time, and the phasing out of Federal Direct PLUS loans for graduate students and professional students. The final regulations define “graduate student” and “professional student” for purposes of such changes. “Graduate student” is defined as “[a] student enrolled in a program of study that is above the baccalaureate level and awards a graduate credential (other than a professional degree) upon completion of the program.” “Professional student” is defined as “[a] student enrolled in a program of study that awards a professional degree upon completion of the program,” and the final regulations clarify that a professional degree is a degree that: (1) signifies both completion of the academic requirements for beginning practice in a given profession and a level of professional skill beyond that normally required for a bachelor’s degree; (2) is generally at the doctoral level, and that requires at least six academic years of postsecondary education coursework for completion, including at least two years of post-baccalaureate level coursework; (3) generally requires professional licensure to begin practice; and (4) includes a four-digit program CIP code in certain specified fields (pharmacy, dentistry, veterinary medicine, chiropractic, law, medicine, optometry, osteopathic medicine, podiatry, theology, and clinical psychology). On June 29, 2026, following litigation challenging the Department’s approved list of professional degree programs which resulted in a preliminary stay (American Association of Nurse Practitioners et al v. McMahon et al, No. 1:26-cv-01780 (D.D.C.)), the Department released via Electronic Announcement an interim updated list of programs that are considered “professional,” including some graduate-level nursing programs. The Department stated in the Electronic Announcement that it “is confident that the professional degree definition in the RISE Final rule is lawful and will continue to defend it,” and indicated that “[t]hese interim administrative designations are provided solely to facilitate implementation of the Court’s order [granting a preliminary stay] and may change as litigation in the case proceeds.”
The Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) Committee addressed Workforce Pell, institutional and programmatic accountability, and other issues, and met for two multi-day sessions between December 2025 and January 2026. The committee reached consensus on the Workforce Pell and accountability packages. On May 19, 2026, the Department published final Workforce Pell regulations. The regulations implement OBBBA provisions regarding establishment of a new Workforce Pell program beginning July 1, 2026, that permit Pell Grants to be used for certain short-term workforce training programs offered by eligible institutions; and changes to the Pell Grant program such that effective July 1, 2026, eligible students are ineligible for a Pell Grant if their non-federal aid equals or exceeds their cost of attendance.

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
On January 26, 2026, the Department announced its intent to establish the Accreditation, Innovation, and Modernization negotiated rulemaking committee to develop proposed regulations on accreditation-related topics. The committee convened for two multi-day sessions in April 2026 and May 2026 and reached consensus on a package of rules. The consensus draft reflects a reorientation of federal accreditation policy, including expansion of federal oversight and policy direction, introduction of competitive dynamics among accreditors, and an emphasis on student outcomes, cost effectiveness and transparency. The Department published proposed regulations on August 20, 2026, with public comments accepted through September 21, 2026. Final regulations were published on October 29, 2026 and will be effective July 1, 2027.
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
On July 23, 2026, the Department announced its rescission of several disparate-impact provisions from the Title VI implementing regulations. The Department indicated the action aligns with President Trump’s April 23, 2025 Executive Order 14281 “Restoring Equality of Opportunity and Meritocracy” which ordered agencies, among other matters, to “deprioritize enforcement of all statutes and regulations to the extent they include disparate-impact liability” and the Attorney General to “initiate appropriate action to repeal or amend the implementing regulations for Title VI of the Civil Rights Act of 1964 for all agencies to the extent they contemplate disparate-impact liability.” On October 19, 2026, the U.S. Supreme Court granted certiorari in Association for Education Fairness v. Montgomery County Board of Education, Docket No. 26-12, on the question “whether a plaintiff alleging that a school district implemented facially-neutral admissions criteria for a racially discriminatory purpose must show that the criteria produced a disparate impact on the targeted racial group before a court may consider evidence of discriminatory intent.”
Australian and New Zealand Regulation
Torrens University of Australia (“Torrens”) is one of 42 universities in Australia. It is a private, for-profit entity and is registered with the Tertiary Education Quality and Standards Agency (“TEQSA”). As a self-accrediting university, it is not required to have its individual courses of study accredited by TEQSA. Torrens is also registered with the Australian Skills Quality Authority (“ASQA”) as a Registered Training Organisation (“RTO”) and is thus entitled to offer vocational and training courses. On September 3, 2025, Torrens completed its re-registration process with TEQSA and received a registration renewal from TEQSA for the maximum period of seven years, with two conditions.
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
On October 1, 2026, the Australian Government announced that the National Code of Practice for Providers of Education and Training to Overseas Students 2018 was amended to impose a longer transfer restriction period for international students, affecting onshore transfers from other providers.

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
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment; our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, legislation and other actions by the U.S. Congress, actions by the current administration, rulemaking and other action by the U.S. Department of Education or other governmental entities, including without limitation action related to Title IV programs, U.S. Department of Education staffing levels, borrower defense to repayment applications, gainful employment or similar measures, 90/10, increased focus by governmental entities on for-profit education institutions, and including actions by governmental entities in Australia and New Zealand; the impairment of our goodwill and indefinite-lived intangible assets in ANZ and any further impairment in the future; competitive factors; risks associated with the opening of new campuses; risks associated with the offering of new educational programs and adapting to other changes; risks associated with the acquisition of other businesses, including existing educational institutions; risks related to the timing of regulatory approvals; our ability to implement our growth strategy; risks associated with the ability of our students to finance their education in a timely manner; risks associated with cybersecurity incidents, including but not limited to reputational risks and possible liability under U.S. state and federal privacy statutes and legal actions; risks associated with the use of artificial intelligence and related tools; and general economic and market conditions. You should not put undue reliance on any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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

Segments Overview
As of September 30, 2026, we had the following reportable segments:
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
•In the third quarter of 2026, USHE enrollment decreased 1.1% to 84,725 compared to 85,640 for the same period in 2025.
•Trailing 4-quarter student persistence within USHE was 89.2% in the second quarter of 2026 compared to 87.8% for the same period in 2025. Student persistence is calculated as the rate of students continuing from one quarter to the next, adjusted for graduates, on a trailing 4-quarter basis. Student persistence is reported one quarter in arrears. The table below summarizes USHE trailing 4-quarter student persistence for the past 8 quarters.

Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026
86.9%	87.2%	87.4%	87.8%	88.3%	88.5%	89.0%	89.2%
•Trailing 4-quarter government provided grants and loans per credit earned within USHE decreased 5.5% as of the end of the second quarter of 2026. Government provided grants and loans per credit earned includes all federal loans and grants for students (Title IV hereafter) in our USHE institutions, and is calculated on a trailing 4-quarter basis and reported one quarter in arrears. Title IV per credit earned has been declining as employer-affiliated enrollment has grown, and as more students earn credit through Sophia Learning and other affordable alternative pathways. The table below summarizes the percentage change in USHE trailing 4-quarter Title IV per credit earned for the past 8 quarters.

Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026
(2.5)%	(4.7)%	(6.2)%	(7.1)%	(9.6)%	(6.7)%	(5.9)%	(5.5)%
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
•In the third quarter of 2026, employer affiliated enrollment as a percentage of USHE enrollment was 34.7% compared to 32.7% for the same period in 2025.
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
•In the third quarter of 2026, ANZ enrollment decreased 9.1% to 17,101 compared to 18,808 for the same period in 2025.
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
Recent Developments
In March 2024, the Australian Fair Work Ombudsman (“FWO”) issued a compliance notice to Torrens University (“Torrens”), alleging that Torrens had underpaid an academic employee in violation of the Higher Education Industry – Academic Staff Award. Torrens sought judicial review of the compliance notice, and in June 2025, the Federal Court of Australia set aside the notice. The FWO appealed, and in March 2026, the Full Federal Court reversed that decision and reinstated the compliance notice. Torrens then sought Special Leave to appeal to the High Court of Australia. On August 6, 2026, the High Court denied that application.
During the second quarter of 2026, based on further legal advice regarding the likelihood of success on appeal, the FWO’s pattern of settlements with other employers in the Australian higher education sector involving similar employee compensation matters, and the Company’s conclusion that retrospective remediation was likely to be required, the Company concluded that a loss was probable and reasonably estimable as of June 30, 2026. Accordingly, the Company recorded a reserve of $13.9 million, consisting of estimated back pay, related payroll taxes and benefits, and interest within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets, with a corresponding charge to instructional and support costs in the unaudited condensed consolidated statements of operations (“back-pay reserve”). The $13.9 million back-pay reserve reflects the Company’s best estimate of the potential loss for the period from 2020 through 2025. The Company did not adjust the reserve during the third quarter of 2026. With the denial of Torrens’ Application for Special Leave, the Company is preparing to commence remediation and is in discussions with the FWO regarding that process.
Separately, during the third quarter of 2026, a new representative proceeding was commenced against Torrens. The proceeding alleges that Torrens underpaid casual academics by failing to pay them separately for marking and other tasks. The Company intends to defend against these claims vigorously and is unable to predict the outcome or financial impact of this proceeding at this time. Accordingly, no provision has been recognized. Refer to Note 16 - Litigation - within the footnotes to the unaudited condensed consolidated financial statements for additional information regarding these matters.
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
Revenue recognition — Capella University and Strayer University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 94% of our revenues during the nine months ended September 30, 2026 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the period of instruction as the universities provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, discounts, and scholarships. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, and food and beverage fees, which are all recognized when earned. In accordance with Accounting Standards Codification 606, Revenue Recognition, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program qualify for the Learn and Earn Scholarship (formerly known as the Graduation Fund), whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Learn and Earn Scholarship credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The Company defers the value of the related performance obligation associated with the free credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Learn and Earn Scholarship that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2026, we had deferred $37.1 million for estimated redemptions earned under the Learn and Earn Scholarship, as compared to $38.1 million at December 31, 2025. Each quarter, we assess our assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2026, our bad debt expense was 4.6% of revenue compared to 4.7% for the same period in 2025. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2026 would have changed our income (loss) from operations by approximately $1.6 million.
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
In the first quarter of 2026, student enrollment within ANZ decreased 2.5% to 19,570 compared to 20,082 for the same period in 2025, and in the second quarter of 2026, student enrollment within ANZ decreased 5.2% to 17,555 compared to 18,524 for the same period in 2025, reflecting continued constraints on international enrollment. These developments reflect a softening of the improving enrollment trends observed at the end of 2025 and are primarily due to the Australian government applying a more stringent visa approval process for international students, resulting in a higher rate of visa refusals for applicants from certain countries. This decline continued through the third quarter of 2026, where student enrollment within ANZ decreased 9.1% to 17,101 compared to 18,808 for the same period in 2025. While lower international enrollment has been partially offset by growth in domestic enrollment, it has not been enough to offset the continued decline in international enrollment. These continued enrollment declines have impacted ANZ’s operating and financial performance. Further, during the third quarter of 2026, the Australian government announced additional migration-related policies that extended uncertainty regarding the duration of existing international enrollment regulatory constraints in Australia, with no indication of whether or when these constraints will be eased.
Taken together, we determined these developments represented a triggering event that warranted an interim impairment assessment of the goodwill assigned to the ANZ reporting unit and the ANZ trade name in advance of our annual testing date of October 1, 2026. We elected to bypass a qualitative impairment assessment and proceeded directly to a quantitative impairment assessment using September 30, 2026 as the assessment date.
To assess goodwill, we utilized a combination of an income approach and a market approach to determine the fair value of the ANZ reporting unit. The income approach consisted of a discounted cash flow model using a forecast period of 10 years, a discount rate of 11.5%, and a terminal growth rate of 3.0%. The market approach was based on revenue multiples of 1.30x to 1.50x derived from a group of selected guideline public companies operating in the education sector. Our conclusion of fair value for the ANZ reporting unit reflects a weighting of 75% for the income approach and 25% for the market approach, as we believe the income approach provides a more reliable indication of fair value for the reporting unit, with the market approach serving as corroborative support. We believe that the most critical assumptions and estimates used in determining the estimated fair value of the ANZ reporting unit include the amounts and timing of expected future cash flows, revenue growth, operating margins, the discount rate, the terminal growth rate, and, for the market approach, the selection of guideline public companies and their related revenue multiples. Refer to Note 7 - Goodwill and Intangible Assets - within the footnotes to the unaudited condensed consolidated financial statements for additional information regarding the methodology and nature of these assumptions.
Based on the results of this quantitative impairment assessment, we concluded that the carrying value of the ANZ reporting unit exceeded its estimated fair value by $127.0 million. Accordingly, we recognized a goodwill impairment charge of $127.0 million during the three and nine months ended September 30, 2026, representing the full excess of carrying value over fair value, as this amount did not exceed the total goodwill allocated to the reporting unit.
We also performed a quantitative impairment assessment of the ANZ trade name as of September 30, 2026. We used an income-based approach to determine the fair value of the ANZ trade name. The income approach consisted of a discounted cash flow model, using the relief from royalty method, with a forecast period of 10 years, a discount rate of 12.0%, a royalty rate of 2.5%, and a terminal growth rate of 3.0%. Based on the results of this assessment, we concluded that the carrying value of the ANZ trade name exceeded its estimated fair value by $7.1 million. Accordingly, we recognized an impairment charge of $7.1 million related to the ANZ trade name during the three and nine months ended September 30, 2026.
As of September 30, 2026, following these impairment charges, the ANZ reporting unit had $408.5 million of remaining goodwill and $60.0 million of remaining indefinite-lived intangible assets. As these impairment charges reduced the carrying value of the ANZ reporting unit’s goodwill and the ANZ trade name to their respective estimated fair values, no headroom remains. If ANZ’s operating performance does not progress in line with our projections, or if the discount rate, terminal growth rate, royalty rate, revenue projections, operating margins, or revenue multiples change adversely, the remaining goodwill and/or trade name could become further impaired in future periods. Management will continue to assess these assets for impairment in future quarters.
No events or circumstances occurred in the three and nine months ended September 30, 2026 to indicate an impairment to goodwill or indefinite-lived intangible assets related to any of our other reporting units.
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

Results of Operations
In the third quarter of 2026, we generated $325.1 million in revenue compared to $319.9 million for the same period in 2025. Our loss from operations was $87.6 million in the third quarter of 2026 compared to income from operations of $37.0 million for the same period in 2025, primarily due to a $134.1 million goodwill and intangible asset impairment charge, partially offset by lower restructuring costs and higher revenue. Net loss in the third quarter of 2026 was $98.3 million compared to net income of $26.6 million for the same period in 2025, and diluted loss per share was $4.68 in the third quarter of 2026 compared to diluted earnings per share of $1.15 for the same period in 2025. For the nine months ended September 30, 2026, we generated $968.3 million in revenue compared to $945.0 million for the same period in 2025. Our income from operations was $4.0 million for the nine months ended September 30, 2026 compared to $122.6 million for the same period in 2025, primarily due to a $134.1 million goodwill and intangible asset impairment charge and higher operating expenses, which include the $13.9 million ANZ back-pay reserve, partially offset by lower restructuring costs and higher revenue. Net loss was $28.3 million for the nine months ended September 30, 2026 compared to net income of $88.7 million for the same period in 2025, and diluted loss per share was $1.33 for the nine months ended September 30, 2026 compared to diluted earnings per share of $3.76 for the same period in 2025.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenues. Consolidated revenue increased 1.6% to $325.1 million in the third quarter of 2026 compared to $319.9 million in the third quarter of 2025, primarily due to favorable foreign currency impacts and higher revenue in our ETS segment. In the USHE segment for the three months ended September 30, 2026, total enrollment decreased 1.1% to 84,725 from 85,640 for the same period in 2025. USHE segment revenue increased 0.3% to $213.7 million in the third quarter of 2026 compared to $213.1 million in the third quarter of 2025, primarily due to higher revenue per student, partially offset by lower enrollment. In the ANZ segment for the three months ended September 30, 2026, total enrollment decreased 9.1% to 17,101 from 18,808 for the same period in 2025. ANZ segment revenue was flat at $68.6 million in the third quarter of 2026 compared to the third quarter of 2025, primarily due to favorable foreign currency impacts and higher revenue per student, offset by lower enrollment. ETS segment revenue increased 11.9% to $42.8 million in the third quarter of 2026 compared to $38.3 million in the third quarter of 2025, primarily due to growth in Sophia Learning subscriptions and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $163.6 million in the third quarter of 2026 compared to $162.7 million in the third quarter of 2025, primarily due to higher technology-related costs, student materials costs, depreciation expense, and unfavorable foreign currency impacts, partially offset by lower personnel-related costs and facility expenses. Consolidated instructional and support costs as a percentage of revenues decreased to 50.3% in the third quarter of 2026 from 50.9% in the third quarter of 2025.
General and administration expenses. Consolidated general and administration expenses increased to $110.4 million in the third quarter of 2026 compared to $105.9 million in the third quarter of 2025, primarily due to increased investments in branding initiatives, higher technology-related and corporate costs, and unfavorable foreign currency impacts, partially offset by lower international agent commissions, personnel-related costs, and facility expenses. Consolidated general and administration expenses as a percentage of revenues increased to 34.0% in the third quarter of 2026 from 33.1% in the third quarter of 2025.
Restructuring costs. Restructuring costs decreased to $4.5 million in the third quarter of 2026 compared to $14.3 million in the third quarter of 2025, primarily due to a $5.0 million decrease in asset impairment charges associated with the consolidation of underutilized facilities, a $4.4 million decrease in severance and other personnel-related expenses from employee terminations, and a $0.3 million loss related to assets classified as held for sale in the third quarter of 2025 that did not recur in the third quarter of 2026.
Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets includes goodwill and indefinite-lived intangible asset impairment charges recorded in the third quarter of 2026 related to the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
Income (loss) from operations. Consolidated income (loss) from operations decreased to a loss from operations of $87.6 million in the third quarter of 2026 compared to income from operations of $37.0 million in the third quarter of 2025, primarily due to a $134.1 million goodwill and intangible asset impairment charge, partially offset by lower restructuring costs and higher revenue. USHE segment income from operations decreased 3.6% to $22.0 million in the third quarter of 2026 compared to $22.9 million in the third quarter of 2025, primarily due to increased investments in branding initiatives, higher technology-related costs, student materials costs, and depreciation expense, partially offset by lower personnel-related costs and facility expenses. ANZ segment income from operations decreased 13.5% to $10.8 million in the third quarter of 2026 compared to $12.5 million in the third quarter of 2025, primarily due to increased investments in branding initiatives and higher technology-related costs, partially offset by lower personnel-related costs, facility expenses, and international agent commissions. ETS segment income from operations increased 14.0% to $18.2 million in the third quarter of 2026 compared to $16.0 million in the third quarter of 2025, primarily due to higher revenue, partially offset by higher technology-related costs, corporate expenses, and increased investments in branding initiatives.
Other income (expense). Other income (expense) increased to $0.3 million of income in the third quarter of 2026 compared to $0.3 million of expense in the third quarter of 2025, primarily due to a $1.0 million decrease in investment losses related to our limited partnership investments, partially offset by a $0.5 million decrease in interest income. We incurred $0.3 million of interest expense in the three months ended September 30, 2026 compared to $0.3 million in the three months ended September 30, 2025.
Provision for income taxes. Income tax expense was $11.0 million in the third quarter of 2026 compared to $10.1 million in the third quarter of 2025. Our effective tax rate for the third quarter of 2026 was (12.6)% compared to 27.6% in the third quarter of 2025. The rate for the three months ended September 30, 2026 reflects income tax expense recognized on a pre-tax loss, primarily attributable to a non-deductible goodwill impairment charge recorded during the quarter.
Net income (loss). Net income (loss) decreased to $98.3 million of net loss in the third quarter of 2026 compared to $26.6 million of net income in the third quarter of 2025 due to the factors discussed above.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenues. Consolidated revenue increased to $968.3 million in the nine months ended September 30, 2026 compared to $945.0 million in the same period in 2025, primarily due to favorable foreign currency impacts and higher revenue in our ETS segment, partially offset by lower revenue in our USHE segment. USHE segment revenue decreased 0.5% to $646.8 million in the nine months ended September 30, 2026 compared to $649.7 million in the same period in 2025, primarily due to lower enrollment, partially offset by higher revenue per student. ANZ segment revenue increased 4.7% to $194.8 million in the nine months ended September 30, 2026 compared to $186.0 million in the same period in 2025, primarily due to favorable foreign currency impacts, partially offset by lower enrollment. ETS segment revenue increased 15.9% to $126.7 million in the nine months ended September 30, 2026 compared to $109.3 million in the same period in 2025, primarily due to growth in Sophia Learning subscriptions, an increase in Workforce Edge revenue from employer partnerships, and higher employer affiliated enrollment.
Instructional and support costs. Consolidated instructional and support costs increased to $496.3 million in the nine months ended September 30, 2026 compared to $487.2 million in the same period in 2025, primarily due to the ANZ back-pay reserve, higher technology-related and student materials costs, and unfavorable foreign currency impacts, partially offset by lower personnel-related costs, facility expenses, bad debt expense, and stock-based compensation expense. Consolidated instructional and support costs as a percentage of revenues decreased to 51.3% in the nine months ended September 30, 2026 from 51.6% in the nine months ended September 30, 2025.
General and administration expenses. Consolidated general and administration expenses increased to $324.8 million in the nine months ended September 30, 2026 compared to $316.3 million in the same period in 2025, primarily due to increased investments in branding initiatives, higher technology-related costs, higher stock-based compensation expense, and unfavorable foreign currency impacts, partially offset by lower personnel-related costs, international agent commissions, and facility expenses. Consolidated general and administration expenses as a percentage of revenues was 33.5% in the nine months ended September 30, 2026 and 33.5% in the nine months ended September 30, 2025.
Restructuring costs. Restructuring costs decreased to $9.0 million in the nine months ended September 30, 2026 compared to $18.9 million in the same period in 2025, primarily due to a $5.9 million decrease in asset impairment charges associated with the consolidation of underutilized facilities, a $3.7 million decrease in severance and other personnel-related expenses from employee terminations, and a $0.3 million loss related to assets classified as held for sale in the third quarter of 2025 that did not recur in 2026.
Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets includes goodwill and indefinite-lived intangible asset impairment charges recorded in the third quarter of 2026 related to the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
Income from operations. Consolidated income from operations decreased to $4.0 million in the nine months ended September 30, 2026 compared to $122.6 million in the same period in 2025, primarily due to a $134.1 million goodwill and intangible asset impairment charge and higher operating expenses, which include the $13.9 million ANZ back-pay reserve, partially offset by lower restructuring costs and higher revenue. USHE segment income from operations increased 8.6% to $79.9 million in the nine months ended September 30, 2026 compared to $73.6 million in the same period in 2025, primarily due to lower personnel-related costs, facility expenses, and bad debt expense, partially offset by increased investments in branding initiatives and higher technology-related and student materials costs. ANZ segment income from operations decreased to $9.8 million in the nine months ended September 30, 2026 compared to $23.1 million in the same period in 2025, primarily due to the $13.9 million back-pay reserve, increased investments in branding initiatives, and higher technology-related costs, partially offset by lower international agent commissions, depreciation expense, stock-based compensation expense, and facility expenses. ETS segment income from operations increased 28.1% to $57.4 million in the nine months ended September 30, 2026 compared to $44.8 million in the same period in 2025, primarily due to higher revenue, partially offset by higher technology-related costs, corporate expenses, and increased investments in branding initiatives.
Other income. Other income increased to $2.8 million in the nine months ended September 30, 2026 compared to $1.6 million in the same period in 2025, primarily due to a $3.6 million decrease in investment losses related to our limited partnership investments, partially offset by a $2.3 million decrease in interest income. We incurred $0.8 million of interest expense in the nine months ended September 30, 2026 compared to $0.8 million in the same period in 2025.
Provision for income taxes. Income tax expense was $35.2 million and $35.5 million in the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate for the nine months ended September 30, 2026 was 514.8% compared to 28.6% for the nine months ended September 30, 2025. The higher rate for the nine months ended September 30, 2026 is primarily attributable to a non-deductible goodwill impairment charge recorded during the third quarter of 2026. Income tax expense for the nine months ended September 30, 2026 and 2025 includes windfall tax benefits of approximately $2.5 million and $0.4 million, respectively, related to share-based payment arrangements, which partially offset the higher effective tax rate in 2026.
Net income (loss). Net income (loss) decreased to $28.3 million of net loss in the nine months ended September 30, 2026 compared to $88.7 million of net income in the same period in 2025 due to the factors discussed above.
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
•goodwill and intangible asset impairment charges related to the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand;
•income/loss from partnership and other investments that are not part of our core operations; and
•discrete tax adjustments related to stock-based compensation and other adjustments.
To illustrate currency impacts to operating results, Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share for the three and nine months ended September 30, 2026 are also presented on a constant currency basis.
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
Adjusted income from operations was $51.0 million in the third quarter of 2026 compared to $51.3 million for the same period in 2025. Adjusted net income was $37.0 million in the third quarter of 2026 compared to $37.7 million for the same period in 2025, and adjusted diluted earnings per share was $1.72 in the third quarter of 2026 compared to $1.63 for the same period in 2025. Adjusted income from operations was $147.2 million for the nine months ended September 30, 2026 compared to $141.5 million for the same period in 2025. Adjusted net income was $106.9 million for the nine months ended September 30, 2026 compared to $104.8 million for the same period in 2025, and adjusted diluted earnings per share was $4.90 for the nine months ended September 30, 2026 compared to $4.44 for the same period in 2025.

The tables below reconcile our reported results of operations to adjusted results:
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2026 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Impairment of goodwill and intangible assets(2)	Loss from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Total costs and expenses	$412,630	$(4,481)	$(134,100)	$—	$—	$274,049
Income (loss) from operations	$(87,563)	$4,481	$134,100	$—	$—	$51,018
Operating margin	(26.9)%					15.7%
Income (loss) before income taxes	$(87,288)	$4,481	$134,100	$759	$—	$52,052
Net income (loss)	$(98,311)	$4,481	$134,100	$759	$(4,072)	$36,957

Diluted earnings (loss) per share	$(4.68)					$1.72
Weighted average diluted shares outstanding(5)	21,028					21,461
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Impairment of goodwill and intangible assets(2)	Loss from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Total costs and expenses	$282,907	$(14,251)	$—	$—	$—	$268,656
Income from operations	$37,042	$14,251	$—	$—	$—	$51,293
Operating margin	11.6%					16.0%
Income before income taxes	$36,769	$14,251	$—	$2,147	$—	$53,167
Net income	$26,630	$14,251	$—	$2,147	$(5,279)	$37,749

Diluted earnings per share	$1.15					$1.63
Weighted average diluted shares outstanding	23,209					23,209
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2026 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Impairment of goodwill and intangible assets(2)	Loss from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Total costs and expenses	$964,257	$(9,048)	$(134,100)	$—	$—	$821,109
Income from operations	$4,002	$9,048	$134,100	$—	$—	$147,150
Operating margin	0.4%					15.2%
Income before income taxes	$6,833	$9,048	$134,100	$542	$—	$150,523
Net income (loss)	$(28,343)	$9,048	$134,100	$542	$(8,476)	$106,871

Diluted earnings (loss) per share	$(1.33)					$4.90
Weighted average diluted shares outstanding(5)	21,343					21,789

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2025 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Restructuring costs(1)	Impairment of goodwill and intangible assets(2)	Loss from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Total costs and expenses	$822,414	$(18,948)	$—	$—	$—	$803,466
Income from operations	$122,596	$18,948	$—	$—	$—	$141,544
Operating margin	13.0%					15.0%
Income before income taxes	$124,219	$18,948	$—	$4,410	$—	$147,577
Net income	$88,705	$18,948	$—	$4,410	$(7,283)	$104,780

Diluted earnings per share	$3.76					$4.44
Weighted average diluted shares outstanding	23,597					23,597
_______________________________________
(1)Reflects severance costs, asset impairment charges, gains/losses on sale of real estate and early termination of leased facilities, and other costs associated with the Company’s restructuring activities.
(2)Reflects an impairment of goodwill and intangible assets related to the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects income/loss recognized from the Company’s investments in partnership interests and other investments.
(4)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 29.0% for the three and nine months ended September 30, 2026 and 29.0% for the three and nine months ended September 30, 2025.
(5)For the three and nine months ended September 30, 2026, approximately 433,000 and 446,000, respectively, incremental shares attributable to stock awards were excluded from the diluted share count for GAAP purposes because their impact would have been anti-dilutive due to the net losses for the periods.
The tables below reconcile our reported results of operations to adjusted results of operations on a constant currency basis:
Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the three months ended September 30, 2026 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$325,067	$—	$(4,929)	$320,138
Total costs and expenses	$412,630	$(138,581)	$(4,094)	$269,955
Income (loss) from operations	$(87,563)	$138,581	$(835)	$50,183
Operating margin	(26.9)%			15.7%
Income before income taxes	$(87,288)	$139,340	$(853)	$51,199
Net income (loss)	$(98,311)	$135,268	$(606)	$36,351

Earnings (loss) per share:
Diluted	$(4.68)			$1.69
Weighted average shares outstanding:
Diluted(3)	21,028			21,461

Reconciliation of Reported to Adjusted Results of Operations on a Constant Currency Basis for the nine months ended September 30, 2026 (in thousands, except per share data):

	As Reported (GAAP)	Non-GAAP adjustments(1)	Constant currency adjustment(2)	As Adjusted with Constant Currency (Non-GAAP)
Revenues	$968,259	$—	$(17,444)	$950,815
Total costs and expenses	$964,257	$(143,148)	$(16,048)	$805,061
Income from operations	$4,002	$143,148	$(1,396)	$145,754
Operating margin	0.4%			15.3%
Income before income taxes	$6,833	$143,690	$(1,461)	$149,062
Net income (loss)	$(28,343)	$135,214	$(1,037)	$105,834

Earnings (loss) per share:
Diluted	$(1.33)			$4.86
Weighted average shares outstanding:
Diluted(3)	21,343			21,789
_________________________________________________________________________________________
(1)Reflects non-GAAP adjustments related to restructuring costs, impairment of goodwill and intangible assets, income/loss from other investments, and tax adjustments as described further in the Reconciliation of Reported to Adjusted Results of Operations table above.
(2)Reflects an adjustment to translate foreign currency results after the non-GAAP adjustments for the three and nine months ended September 30, 2026 at a constant exchange rate of 0.65 and 0.64 Australian Dollars to U.S. Dollars, which were the average exchange rates for the same periods in 2025.
(3)For the three and nine months ended September 30, 2026, approximately 433,000 and 446,000, respectively, incremental shares attributable to stock awards were excluded from the diluted share count for GAAP purposes because their impact would have been anti-dilutive due to the net losses for the periods.
Liquidity and Capital Resources
At September 30, 2026, we had cash, cash equivalents, and marketable securities of $138.6 million compared to $153.1 million at December 31, 2025 and $182.6 million at September 30, 2025. We maintain our cash and cash equivalents primarily in money market funds and demand deposit bank accounts at high credit quality financial institutions, which are included in cash and cash equivalents at September 30, 2026 and 2025. We also hold marketable securities, which primarily include corporate debt securities, U.S. treasury securities with maturities greater than three months, and term deposits. During the nine months ended September 30, 2026 and 2025, we earned interest income of $4.2 million and $6.5 million, respectively.
We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2026. We had no borrowings outstanding under the Revolving Credit Facility as of September 30, 2026 and September 30, 2025. During the nine months ended September 30, 2026 and 2025, we paid $0.4 million and $0.4 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities for the nine months ended September 30, 2026 increased to $173.5 million, compared to $159.0 million for the same period in 2025. The increase in net cash from operating activities was primarily due to favorable changes in working capital.
Our net cash used in investing activities for the nine months ended September 30, 2026 increased to $36.6 million, compared to $0.5 million for the same period in 2025. The increase in net cash used in investing activities was primarily due to a $49.2 million decrease in cash proceeds from marketable securities and other investments and a $4.8 million increase in capital expenditures, partially offset by a $18.0 million decrease in purchases of marketable securities. Capital expenditures increased to $36.8 million for the nine months ended September 30, 2026, compared to $32.0 million for the same period in 2025, primarily due to increased technology investments.
Our net cash used in financing activities for the nine months ended September 30, 2026 increased to $153.8 million, compared to $147.4 million for the same period in 2025. The increase in net cash used in financing activities was primarily due to a $7.0 million increase in share repurchases and a $2.8 million increase in net payments for employee stock awards, partially offset by a $3.3 million decrease in cash dividend payments.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in the first three quarters of 2026. During the nine months ended September 30, 2026, we paid a total of $40.1 million in cash dividends on our common stock, compared to $43.4 million for the same period in 2025. During the nine months ended September 30, 2026, we paid $101.3 million to repurchase shares of common stock in the open market under our repurchase program, compared to $94.3 million for the same period in 2025. As of September 30, 2026, we had $112.2 million remaining in share repurchase authorization to use through December 31, 2026.
For the third quarter of 2026 and 2025, bad debt expense as a percentage of revenue was 4.6% and 4.7%, respectively.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in money market mutual funds, bank overnight deposits, U.S. treasury bills, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2026, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
We had no outstanding debt under our Amended Credit Facility as of September 30, 2026. Borrowings under the Amended Credit Facility bear interest at Term SOFR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in Term SOFR would affect interest expense on any outstanding balance of the Revolving Credit Facility. For every 100 basis points increase in Term SOFR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million Revolving Credit Facility was utilized.
Foreign Currency Risk
The United States Dollar (“USD”) is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD accounted for 20.1% of our consolidated revenues for the nine months ended September 30, 2026. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. For the nine months ended September 30, 2026, a hypothetical 10% adverse change in the average foreign currency exchange rates would have decreased our consolidated revenues by approximately $19.5 million. In addition, the effect of exchange rate changes on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2026 was an increase of $0.5 million. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 4.   Controls and Procedures
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2026, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our goodwill and indefinite-lived intangible assets have been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.
We are required to assess goodwill and indefinite-lived intangible assets for impairment at least annually. In the third quarter of 2026, we recognized impairment charges related to the Company’s acquisition of Torrens University and associated assets in Australia and New Zealand. We recorded a goodwill impairment charge of $127.0 million during the three and nine months ended September 30, 2026 in connection with our assessment that the carrying value of the ANZ reporting unit exceeded its estimated fair value. We also recognized an impairment charge of $7.1 million related to the ANZ trade name during the three and nine months ended September 30, 2026. As a result, there is no remaining cushion between the carrying values of the ANZ reporting unit’s goodwill and the ANZ trade name and their respective estimated fair values, such that any further decline in ANZ’s projected cash flows or other key assumptions underlying these estimates could result in additional impairment charges. Any future impairment charges could have a material impact on operating results and statements of financial position of the Company.
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
Capella University is registered as a private institution with the Minnesota Office of Higher Education, as required for most post-

secondary private institutions granting associate-level or higher degrees in Minnesota and as required to participate in Title IV programs. Loss of state authorization would limit Capella University’s ability to operate in that state, render it ineligible for Title IV programs, and could have a material adverse effect on our business.
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
The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) considers potential policy changes each year. Past proposals, including more stringent standards for participation of for-profit institutions or exclusion of for-profit institutions from participation, were not adopted, but illustrate the risk that future changes could materially adversely affect Capella University, Strayer University, and the Company. For example, exclusion from SARA would require seeking authorization in each state, increasing costs and risking denials in some jurisdictions. On January 21, 2026, NC-SARA initiated its 2026 policy manual modification process with a call for proposals for SARA policy changes. The call for proposals ended February 10, 2026 and yielded 33 proposed changes to NC-SARA policies, some of which, if adopted, could significantly alter the distance education reciprocity agreements. Such proposals included circumstances under which an institution may be denied participation in SARA or have its participation limited as a result of investigations or adverse actions against it related to the institution’s academic quality, financial stability, or student consumer protection issues. On April 24, 2026, NC-SARA held its public comment forum to seek input on these proposed changes. In addition to the public comment forum, NC-SARA permitted submission of written comments in two rounds: between March 10, 2026 and April 9, 2026, and between June 9, 2026 and July 7, 2026. On October 28, 2026, NC-SARA’s board of directors approved the nine proposals advanced by the regional steering committees. The adoption of certain proposals, including those described above, to the extent they affect the ability of institutions to participate in the agreements, could have a material adverse effect on Capella University, Strayer University, and the Company.
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

In the event of substantial misrepresentation, the Department of Education may revoke or terminate an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs; relieve the borrower of the obligation to repay federal education loans in whole or in part under the BDTR Rule and require the institution to reimburse the Department for those amounts. If the Department or other third parties interpret statements made by one of the universities or on the university’s behalf to be in violation of the new regulations, the university could be subject to sanctions and other liability, which could have a material adverse effect on our business. As described in this report and in Note 21, Litigation, in the consolidated financial statements appearing in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, the Department of Education has begun to adjudicate BDTR claims and in some cases may seek recoupment of discharged claims from institutions. On January 25, 2024, Capella University received notice from the Department of BDTR applications, and on February 1, 2024, Strayer University received notice from the Department of BDTR applications. In March 2026, the Department announced it would resume notifying institutions of borrower defense to repayment applications. The Department subsequently informed Capella University and Strayer University that they would be receiving additional borrower defense claims between May and July 2026, and Capella University and Strayer University have since received claims between May and October 2026.
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
In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If Capella University or Strayer University loses eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Because of Covid-era loan forbearance, Capella University’s, Strayer University’s, and the average official cohort default rates for proprietary institutions nationally were 0.0%, 0.0%, and 0.0% for federal fiscal years 2020, 2021, and 2022, respectively. For federal fiscal year 2023, Capella University’s, Strayer University’s, and the average official cohort default rates for proprietary institutions nationally were 0.2%, 1.0%, and 0.8%, respectively. The federal government’s cessation of the pause on federal student loan payments could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
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
On October 2, 2025, the U.S. District Court for the Northern District of Texas upheld the 2023 Gainful Employment Rule, rejecting challenges from plaintiff cosmetology schools and associations. Accordingly, the 2023 Gainful Employment Rule remains in effect; programs failing the metrics for two of three consecutive years risk losing federal student aid. Plaintiffs’ appeal is currently pending with the Fifth Circuit Court of Appeals.
Effective July 1, 2026, programs failing either metric in a single year must issue warnings to current and prospective students, detailing the failure and potential loss of Title IV eligibility. Programs failing the same metric in two of three consecutive years will lose Title IV funding.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, the Company paid $28.5 million to repurchase shares of common stock under its repurchase program. The remaining authorization for common stock repurchases was $112.2 million as of September 30, 2026, and is available for use through December 31, 2026.

A summary of the Company’s share repurchases during the three months ended September 30, 2026 is set forth below:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
July 1 to July 31, 2026	43,180	$77.11	43,180	$137.4
August 1 to August 31, 2026	227,704	82.99	227,704	118.5
September 1 to September 30, 2026	76,588	82.29	76,588	112.2
Total	347,472	$82.10	347,472	$112.2
____________________________________
(1)The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 4, 2026, the Board of Directors authorized an extension of the repurchase program through December 31, 2027 and increased the amount authorized to $250.0 million.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Director and Officer Trading Arrangements
On September 14, 2026, Lizette Herraiz, the Company’s Chief Legal Officer and General Counsel, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Herraiz’s Rule 10b5-1 Trading Plan, which terminates on March 5, 2027, provides for the sale of up to 21,082 shares of common stock pursuant to the terms of the plan.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2026.

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
Date: November 5, 2026